Form 10-Q
period 2020-03-31
CHP Merger Corp.
filed 2020-05-12
CIK 1785041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39140

CHP MERGER CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-290924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Deforest Avenue, Suite 108 Summit, New Jersey 07901
(Address of Principal Executive Offices, including zip code)

(212) 508-7090
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	CHPMU	The Nasdaq Stock Market LLC
Redeemable common stock included as part of the units	CHPM	The Nasdaq Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CHPMW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 12, 2020, 30,000,000 Class A ordinary shares, $0.0001 par value, and 7,500,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

CHP MERGER CORP.

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CHP MERGER CORP.
CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$1,244,022	$1,301,607
Prepaid expenses and other current assets	115,818	103,344
Total Current Assets	1,359,840	1,404,951

Marketable securities held in trust account	301,490,587	300,427,494
Total Assets	$302,850,427	$301,832,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$157,305	$121,753
Income taxes payable	302,524	72,043
Total Current Liabilities	459,829	193,796

Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	10,959,829	10,693,796

Commitments and contingencies

Common stock subject to possible redemption, 28,689,059 and 28,613,864 shares at $10.00 per share at March 31, 2020 and December 31, 2019, respectively	286,890,590	286,138,640

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,310,941 and 1,386,136 shares issued and outstanding (excluding 28,689,059 and 28,613,864 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	131	139
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	750	750
Additional paid-in capital	4,062,667	4,814,609
Retained earnings	936,460	184,511
Total Stockholders’ Equity	5,000,008	5,000,009
Total Liabilities and Stockholders’ Equity	$302,850,427	$301,832,445

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

General and administrative expenses	$165,097
Loss from operations	(165,097)

Other income:
Interest earned on marketable securities held in trust account	1,147,527

Income before provision for income taxes	982,430
Provision for income taxes	(230,481)
Net income	$751,949

Weighted average shares outstanding of Class A redeemable common stock	30,000,000
Basic and diluted income per share, Class A	$0.03

Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000
Basic and diluted net loss per share, Class B	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,386,136	$139	7,500,000	$750	$4,814,609	$184,511	$5,000,009

Change in value of common stock subject to possible redemption	(75,195)	(8)	—	—	(751,942)	—	(751,950)

Net income	—	—	—	—	—	751,949	751,949

Balance – March 31, 2020	1,310,941	$131	7,500,000	$750	$4,062,667	$936,460	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020
 (Unaudited)

Cash Flows from Operating Activities:
Net income	$751,949
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(1,147,527)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,474)
Accounts payable and accrued expenses	35,552
Income taxes payable	230,481
Net cash used in operating activities	(142,019)

Cash Flows from Investing Activities:
Cash withdrawn for payment of franchise taxes	84,434
Net cash provided by investing activities	84,434

Net Change in Cash	(57,585)
Cash – Beginning of period	1,301,607
Cash – End of period	$1,244,022

Non-Cash financing activities:
Change in value of common stock subject to possible redemption	$751,950

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“initial public offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering.

The registration statement for the Company’s initial public offering became effective on November 21, 2019. On November 26, 2019, the Company consummated the initial public offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “public shares”), which included the partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 3.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 8,000,000 warrants (the “Private placement warrants”) at a price of $1.00 per Private placement warrant in a private placement to CHP Acquisition Holdings, LLC (the “Sponsor”), generating gross proceeds of $8,000,000, which is described in Note 4.

Transaction costs amounted to $17,070,862, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $570,862 of other offering costs. In addition, $1,878,771 of cash was held outside of the trust account (as defined below), as of the initial public offering, and is available for the payment of offering costs and for working capital purposes. As of March 31, 2020, cash of $1,244,022 was held outside of the trust account and is available for working capital purposes.

Following the closing of the initial public offering on November 26, 2019, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the initial public offering and the sale of the Private placement warrants was placed in a trust account (the “trust account”) which will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination by November 26, 2021 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the distribution of the trust account, as described below.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 23, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, the 28,689,059 and 28,613,864 shares of common stock subject to possible redemption, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the initial public offering that are directly related to the initial public offering. Offering costs amounting to $17,070,862 were charged to stockholders’ equity upon the completion of the initial public offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $42,000 and $18,000, respectively, which had a full valuation allowance recorded against it of approximately $42,000 and $18,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the trust account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2020, the Company recorded income tax expense of approximately $230,000, primarily related to interest income earned on the trust account. The Company’s effective tax rate for the three months ended March 31, 2020 was approximately 23%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account of $1,147,527 for the three months ended March 31, 2020 (net of applicable franchise and income taxes of approximately $280,000 for the three months ended March 31, 2020), by the weighted average number of Class A redeemable common stock for the period. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock of approximately $867,000, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the trust account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

Promissory Note – Related Party

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private placement warrants. As of March 31, 2020 and December 3,1 2019, no Working Capital Loans were outstanding.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2020, the Company incurred $37,000 in fees for these services. As of March 31, 2020 and December 31, 2019, $20,000 and $13,000 are included in accounts payable and accrued expenses, respectively, in the accompanying condensed balance sheets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $6,000,000 in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate. The deferred fee will be forfeited by the underwriters in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,310,941 and 1,386,136 shares of Class A common stock issued or outstanding, excluding 28,689,059 and 28,613,864 shares of Class A common stock subject to possible redemption, respectively.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there were 7,500,000 shares of common stock issued and outstanding.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

At March 31, 2020, assets held in the trust account were comprised of $919,826 in money market funds, which are invested in U.S. Treasury Securities, and $300,570,761 in U.S. Treasury Bills. During the three months ended March 31, 2020, the Company withdrew $84,434 of interest income from the trust account to pay its franchise taxes.

At December 31, 2019, assets held in the trust account were comprised of $1,000,905 in money market funds, which are invested in U.S. Treasury Securities, and $299,426,589 in U.S. Treasury Bills. During the period ended December 31, 2019, the Company has not withdrawn any interest income from the trust account to pay its franchise and income taxes.

The gross holding losses and fair value of held-to-maturity securities at March 31, 2020 and December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain (Losses)	Fair Value
March 31, 2020	U.S. Treasury Securities (Mature on 5/21/2020)	$300,570,761	$605,678	$301,176,439

December 31, 2019	U.S. Treasury Securities (Mature on 5/21/2020)	$299,426,589	$(9,722)	$299,416,867

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to CHP Merger Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to CHP Acquisition Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC on March 23, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2020 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the three months ended March 31, 2020, we had a net income of $751,949, which consists of interest income on marketable securities held in the trust account of $1,147,527, offset by operating costs of $165,097 and a provision for income taxes of $230,481.

Liquidity and Capital Resources

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

For the three months ended March 31, 2020, cash used in operating activities was $142,019. Net income of $751,949 was offset by interest earned on marketable securities held in the trust account of $1,147,527 and changes in operating assets and liabilities, which provided $253,559 of cash from operating activities.

As of March 31, 2020, we had cash and marketable securities held in the trust account of $301,490,587. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the three months ended March 31, 2020, we withdrew $84,434 of interest income from the trust account to pay our franchise taxes.

As of March 31, 2020, we had $1,244,022 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net income (loss) per common share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company's Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC, as well as the risk factor section below.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company's personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 26, 2019, we consummated our Initial Public Offering of 30,000,000 Units. On November 26, 2019, in connection with underwriters’ election to partially exercise their over-allotment option, we sold an additional 2,500,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC acted as the book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-234413 and 333-234814). The SEC declared the registration statement effective on November 21, 2019.

Simultaneously with the consummation of the Initial Public Offering and the partial exercise of the over-allotment option, we consummated a private placement of 8,000,000 Private placement warrants to our Sponsor at a price of $1.00 per Private placement warrant, generating total proceeds of $8,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private placement warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private placement warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private placement warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private placement warrants, $300,000,000 was placed in the trust account.

We paid a total of $6,000,000 underwriting discounts and commissions and $570,862 for other costs and expenses related to the initial public offering. In addition, the underwriters agreed to defer $10,500,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHP MERGER CORP.

Date: May 12, 2020		/s/ James T. Olsen
	Name:	James T. Olsen
	Title:	Chief Executive Officer

Date: May 12, 2020		/s/ Benson Jose
	Name:	Benson Jose
	Title:	Chief Financial Officer