Form 10-Q
period 2020-06-30
CHP Merger Corp.
filed 2020-08-12
CIK 1785041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, 30,000,000 Class A ordinary shares, $0.0001 par value, and 7,500,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

CHP MERGER CORP.

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CHP MERGER CORP.
CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$1,122,963	$1,301,607
Prepaid expenses and other current assets	74,372	103,344
Total Current Assets	1,197,335	1,404,951

Marketable securities held in trust account	302,170,548	300,427,494
Total Assets	$303,367,883	$301,832,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$141,610	$121,753
Income taxes payable	434,815	72,043
Total Current Liabilities	576,425	193,796

Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	11,076,425	10,693,796

Commitments and contingencies

Class A Common stock subject to possible redemption, 28,729,145 and 28,613,864 shares at $10.00 per share at June 30, 2020 and December 31, 2019, respectively	287,291,450	286,138,640

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,270,855 and 1,386,136 shares issued and outstanding (excluding 28,729,145 and 28,613,864 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	127	139
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	750	750
Additional paid-in capital	3,661,811	4,814,609
Retained earnings	1,337,320	184,511
Total Stockholders’ Equity	5,000,008	5,000,009
Total Liabilities and Stockholders’ Equity	$303,367,883	$301,832,445

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
General and administrative expenses	$146,810	$311,907
Loss from operations	(146,810)	(311,907)

Other income:
Interest earned on marketable securities held in trust account	679,961	1,827,488

Income before provision for income taxes	533,151	1,515,581
Provision for income taxes	(132,291)	(362,772)
Net income	$400,860	$1,152,809

Weighted average shares outstanding of Class A redeemable common stock	30,000,000	30,000,000
Basic and diluted net income per share, Class A	$0.02	$0.05

Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000	7,500,000
Basic and diluted net loss per share, Class B	$(0.01)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,386,136	$139	7,500,000	$750	$4,814,609	$184,511	$5,000,009

Change in value of Class A common stock subject to possible redemption	(75,195)	(8)	—	—	(751,942)	—	(751,950)

Net income	—	—	—	—	—	751,949	751,949

Balance – March 31, 2020	1,310,941	131	7,500,000	750	4,062,667	936,460	5,000,008

Change in value of Class A common stock subject to possible redemption	(40,086)	(4)	—	—	(400,856)	—	(400,860)

Net income	—	—	—	—	—	400,860	400,860

Balance – June 30, 2020	1,270,855	$127	7,500,000	$750	$3,661,811	$1,337,320	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020
 (Unaudited)

Cash Flows from Operating Activities:
Net income	$1,152,809
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(1,827,488)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	28,972
Accounts payable and accrued expenses	19,857
Income taxes payable	362,772
Net cash used in operating activities	(263,078)

Cash Flows from Investing Activities:
Cash withdrawn for payment of franchise taxes	84,434
Net cash provided by investing activities	84,434

Net Change in Cash	(178,644)
Cash – Beginning of period	1,301,607
Cash – End of period	$1,122,963

Non-Cash financing activities:
Change in value of Class A common stock subject to possible redemption	$1,152,810

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
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

All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“initial public offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering.

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

Transaction costs amounted to $17,070,862, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $570,862 of other offering costs. As of June 30, 2020, cash of $1,122,963 was held outside of the trust account and is available for working capital purposes.

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
JUNE 30, 2020
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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 23, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, the 28,729,145 and 28,613,864 shares of Class A common stock subject to possible redemption, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the initial public offering that are directly related to the initial public offering. Offering costs amounting to $17,070,862 were charged to stockholders’ equity upon the completion of the initial public offering.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $63,000 and $18,000, respectively, which had a full valuation allowance recorded against it of approximately $63,000 and $18,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the trust account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020, the Company recorded income tax expense of approximately $132,000 and $363,000, respectively, primarily related to interest income earned on the trust account. The Company’s effective tax rate of 25% and 24% for the three and six months ended June 30, 2020, respectively, differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account of $679,961 and $1,827,488 for the three and six months ended June 30, 2020, respectively (net of applicable franchise and income taxes of approximately $182,000 and $463,000 for the three and six months ended June 30, 2020, respectively), by the weighted average number of Class A redeemable common stock for the periods. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock of approximately $498,000 and $1,365,000 for the three and six months ended June 30, 2020, respectively, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the trust account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private placement warrants. As of June 30, 2020 and December 31, 2019, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred $30,000 and $67,000 in fees for these services, respectively. As of June 30, 2020 and December 31, 2019, $50,000 and $13,000 are included in accounts payable and accrued expenses, respectively, in the accompanying condensed balance sheets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,270,855 and 1,386,136 shares of Class A common stock issued or outstanding, excluding 28,729,145 and 28,613,864 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there were 7,500,000 shares of common stock issued and outstanding.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

At June 30, 2020, assets held in the trust account were comprised of $1,001,024 in money market funds, which are invested in U.S. Treasury Securities, and $301,169,524 in U.S. Treasury Bills. During the six months ended June 30, 2020, the Company withdrew $84,434 of interest income from the trust account to pay its franchise taxes.

At December 31, 2019, assets held in the trust account were comprised of $1,000,905 in money market funds, which are invested in U.S. Treasury Securities, and $299,426,589 in U.S. Treasury Bills. During the period ended December 31, 2019, the Company has not withdrawn any interest income from the trust account to pay its franchise and income taxes.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

The gross holding losses and fair value of held-to-maturity securities at June 30, 2020 and December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
June 30, 2020	U.S. Treasury Securities (Mature on 5/21/2020)	$301,169,524	$(45,442)	$301,124,082

December 31, 2019	U.S. Treasury Securities (Mature on 5/21/2020)	$299,426,589	$(9,722)	$299,416,867

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the three months ended June 30, 2020, we had a net income of $400,860, which consists of interest income on marketable securities held in the trust account of $679,961, offset by operating costs of $146,810 and a provision for income taxes of $132,291.

For the six months ended June 30, 2020, we had a net income of $1,152,809, which consists of interest income on marketable securities held in the trust account of $1,827,488, offset by operating costs of $311,907 and a provision for income taxes of $362,772.

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

For the six months ended June 30, 2020, cash used in operating activities was $263,078. Net income of $1,152,809 was offset by interest earned on marketable securities held in the trust account of $1,827,488 and changes in operating assets and liabilities, which provided $411,601 of cash from operating activities.

As of June 30, 2020, we had cash and marketable securities held in the trust account of $302,170,548. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the six months ended June 30, 2020, we withdrew $84,434 of interest income from the trust account to pay our franchise taxes.

As of June 30, 2020, we had $1,122,963 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC, as well as the risk factor section below.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

CHP MERGER CORP.

Date: August 12, 2020		/s/ James T. Olsen
	Name:	James T. Olsen
	Title:	Chief Executive Officer

Date: August 12, 2020		/s/ Benson Jose
	Name:	Benson Jose
	Title:	Chief Financial Officer