Form 10-Q
period 2020-09-30
CHP Merger Corp.
filed 2020-11-13
CIK 1785041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, 30,000,000 shares of Class A common stock, $0.0001 par value, and 7,500,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

CHP MERGER CORP.
Quarterly Report on Form 10-Q

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2020 (unaudited) and for the Period from July 31, 2019 (Inception) Through September 30, 2019 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 (unaudited) and for the Period from July 31, 2019 (Inception) Through September 30, 2019 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited) and for the Period from July 31, 2019 (Inception) Through September 30, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		20

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CHP MERGER CORP.
CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$784,043	$1,301,607
Prepaid expenses and other current assets	30,900	103,344
Total Current Assets	814,943	1,404,951

Cash and marketable securities held in trust account	302,259,708	300,427,494
Total Assets	$303,074,651	$301,832,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$222,095	$121,753
Income taxes payable	120,996	72,043
Total Current Liabilities	343,091	193,796

Deferred underwriting fee payable	10,500,000	10,500,000
Total Liabilities	10,843,091	10,693,796

Commitments and contingencies

Class A Common stock subject to possible redemption, 28,723,155 and 28,613,864 shares at $10.00 per share at September 30, 2020 and December 31, 2019, respectively	287,231,550	286,138,640

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,276,845 and 1,386,136 shares issued and outstanding (excluding 28,723,155 and 28,613,864 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	128	139
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	750	750
Additional paid-in capital	3,721,710	4,814,609
Retained earnings	1,277,422	184,511
Total Stockholders’ Equity	5,000,010	5,000,009
Total Liabilities and Stockholders’ Equity	$303,074,651	$301,832,445

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from July 31, 2019 (Inception) Through September 30,
	2020	2020	2019
General and administrative expenses	$140,833	$452,740	$1,445
Loss from operations	(140,833)	(452,740)	(1,445)

Other income:
Interest earned on marketable securities held in trust account	89,159	1,916,647	—

(Loss) income before provision for income taxes	(51,674)	1,463,907	(1,445)
Provision for income taxes	(8,224)	(370,996)	—
Net (loss) income	$(59,898)	$1,092,911	$(1,445)

Weighted average shares outstanding of Class A redeemable common stock	30,000,000	30,000,000	—
Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.05	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock(1)	7,500,000	7,500,000	6,875,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.01)	$(0.04)	$(0.00)

(1)
For the period from July 31, 2019 (inception) through September 30, 2019, excluded an aggregate of up to 406,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in party by the underwriters. On November 21, 2019, the Company effected a stock dividend of 718,750 shares with respect to its Class B common stock (see Note 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,386,136	$139	7,500,000	$750	$4,814,609	$184,511	$5,000,009

Change in value of Class A common stock subject to possible redemption	(75,195)	(8)	—	—	(751,942)	—	(751,950)

Net income	—	—	—	—	—	751,949	751,949

Balance – March 31, 2020	1,310,941	131	7,500,000	750	4,062,667	936,460	5,000,008

Change in value of Class A common stock subject to possible redemption	(40,086)	(4)	—	—	(400,856)	—	(400,860)

Net income	—	—	—	—	—	400,860	400,860

Balance – June 30, 2020	1,270,855	127	7,500,000	750	3,661,811	1,337,320	5,000,008

Change in value of Class A common stock subject to possible redemption	5,990	1	—	—	59,899	—	59,900

Net loss	—	—	—	—	—	(59,898)	(59,898)

Balance – September 30, 2020	1,276,845	$128	7,500,000	$750	$3,721,710	$1,277,422	$5,000,010

FOR THE PERIOD FROM JULY 31, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance – July 31, 2019 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	7,906,250	791	24,209	—	25,000

Net loss	—	—	—	(1,445)	(1,445)

Balance – September 30, 2019	7,906,250	$791	$24,209	$(1,445)	$23,555

(1)
Includes 1,031,250 shares that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part by the underwriters. On November 21, 2019, the Company effected a stock dividend of 718,750 shares with respect to its Class B common stock (see Note 8).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,	For the Period from July 31, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$1,092,911	$(1,445)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(1,916,647)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	72,444	—
Accounts payable and accrued expenses	100,342	1,445
Income taxes payable	48,953	—
Net cash used in operating activities	(601,997)	—

Cash Flows from Investing Activities:
Cash withdrawn for payment of franchise taxes	84,433	—
Net cash provided by investing activities	84,433	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	—	43,625
Payment of offering costs	—	(43,625)
Net cash provided by financing activities	—	25,000

Net Change in Cash	(517,564)	25,000
Cash – Beginning of period	1,301,607	—
Cash – End of period	$784,043	$25,000
Supplemental information:
Cash paid for income taxes	$322,043	$—

Non-Cash financing activities:
Change in value of Class A common stock subject to possible redemption	$1,092,910	$—
Deferred offering costs included in accrued offering costs	$—	$280,450

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“initial public offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering.

The registration statement for the Company’s initial public offering was declared effective on November 21, 2019. On November 26, 2019, the Company consummated the initial public offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “public shares”), which included the partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 3.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 8,000,000 warrants (the “Private placement warrants”) at a price of $1.00 per Private placement warrant in a private placement to CHP Acquisition Holdings, LLC (the “Sponsor”), generating gross proceeds of $8,000,000, which is described in Note 4.

Transaction costs amounted to $17,070,862, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $570,862 of other offering costs. As of September 30, 2020, cash of $784,043 was held outside of the trust account and is available for working capital purposes.

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
Substantially all of the net proceeds of the initial public offering and the sale of the Private placement warrants, are intended to be applied generally toward consummating a Business Combination, and the Company’ management has broad discretion to identify targets for such a potential Business Combination and over the specific application of the funds held in the trust account if and when such funds are properly released from the trust account. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

The Company will have until November 26, 2021 or such later date as a result of a stockholder vote to amend the Amendment and Restarted Certificate of Incorporation, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

Our Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if our Sponsor acquires public shares in or after the initial public offering, such public shares will be entitled to liquidating distributions from the trust account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the trust account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial public offering price per Unit ($10.00).

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 23, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, the 28,723,155 and 28,613,864 shares of Class A common stock subject to possible redemption, respectively, is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the initial public offering that are directly related to the initial public offering. Offering costs amounting to $17,070,862 were charged to stockholders’ equity upon the completion of the initial public offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $82,000 and $18,000, respectively, which had a full valuation allowance recorded against it of approximately $82,000 and $18,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the trust account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded income tax expense of approximately $8,000 and $371,000, respectively, primarily related to interest income earned on the trust account. The Company’s effective tax rate of (16%) and 25% for the three and nine months ended September 30, 2020, respectively, differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account of $89,159 and $1,916,647 for the three and nine months ended September 30, 2020, respectively (net of applicable franchise and income taxes of approximately $58,000 and $521,000 for the three and nine months ended September 30, 2020, respectively), by the weighted average number of Class A redeemable common stock for the periods. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, less income attributable to Class A redeemable common stock of approximately $31,000 and $1,396,000 for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the trust account.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Founder Shares

In August 2019, our Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In October 2019, our Sponsor transferred 25,000 Founder Shares to each of the Company’s directors, for a total of 75,000 Founder Shares transferred. On November 21, 2019, the Company effected a stock dividend of 718,750 shares with respect to its Class B common stock, resulting in our Sponsor holding an aggregate of 7,906,250 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holders, on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private placement warrants. As of September 30, 2020 and December 31, 2019, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred $30,000 and $97,000 in fees for these services, respectively. As of September 30, 2020 and December 31, 2019, $80,000 and $13,000 are included in accounts payable and accrued expenses, respectively, in the accompanying condensed balance sheets.

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
SEPTEMBER 30, 2020
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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,276,845 and 1,386,136 shares of Class A common stock issued or outstanding, excluding 28,723,155 and 28,613,864 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2020 and December 31, 2019, there were 7,500,000 shares of common stock issued and outstanding.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

At September 30, 2020, assets held in the trust account were comprised of $1,001,114 in money market funds, which are invested in U.S. Treasury Securities, and $301,258,594 in U.S. Treasury Bills. During the nine months ended September 30, 2020, the Company withdrew $84,433 of interest income from the trust account to pay its franchise taxes.

At December 31, 2019, assets held in the trust account were comprised of $1,000,905 in money market funds, which are invested in U.S. Treasury Securities, and $299,426,589 in U.S. Treasury Bills. During the period ended December 31, 2019, the Company has not withdrawn any interest income from the trust account to pay its franchise and income taxes.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 and December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 11/19/2020)	$301,258,594	$11,496	$301,270,090

December 31, 2019	U.S. Treasury Securities (Mature on 5/21/2020)	$299,426,589	$(9,722)	$299,416,867

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC on March 23, 2020. The Company’s filings pursuant to the Securities Act and Exchange Act can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the three months ended September 30, 2020, we had a net loss of $59,898, which consists of operating costs of $140,833 and a provision for income taxes of $8,224, offset by interest income on marketable securities held in the trust account of $89,159.

For the nine months ended September 30, 2020, we had a net income of $1,092,911, which consists of interest income on marketable securities held in the trust account of $1,916,647, offset by operating costs of $452,740 and a provision for income taxes of $370,996.

For the period from July 31, 2019 (inception) through September 30, 2019, we had net loss $1,445, which consisted of formation and operating costs.

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

For the nine months ended September 30, 2020, cash used in operating activities was $601,997. Net income of $1,092,911 was offset by interest earned on marketable securities held in the trust account of $1,916,647 and changes in operating assets and liabilities, which provided $221,739 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities held in the trust account of $302,259,708. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the nine months ended September 30, 2020, we withdrew $84,433 of interest income from the trust account to pay our franchise taxes.

As of September 30, 2020, we had $784,043 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

The information to be reported under this item is not required for smaller reporting companies.

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

CHP MERGER CORP.

Date: November 13, 2020		/s/ James T. Olsen
	Name:	James T. Olsen
	Title:	Chief Executive Officer

Date: November 13, 2020		/s/ Benson Jose
	Name:	Benson Jose
	Title:	Chief Financial Officer