Form 10-K
period 2020-12-31
CHP Merger Corp.
filed 2021-03-30
CIK 1785041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-39140

CHP MERGER CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-290924 (I.R.S. Employer Identification No.)

25 Deforest Avenue, Suite 108 Summit, New Jersey (Address of principal executive offices)	07901 (Zip Code)

Registrant’s telephone number, including area code: (212) 508-7090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	CHPMU	The Nasdaq Stock Market LLC

Class A common stock included as part of the units	CHPM	The Nasdaq Stock Market LLC

Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CHPMW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

☐ Yes ☒ No	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $307,500,000.

As of March 30, 2021, 30,000,000 shares of Class A common stock, $0.0001 par value, and 7,500,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Form 10-K are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of an active trading market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

☐	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

☐	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

☐
Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

☐	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

☐
If we seek stockholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.

☐
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

☐
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

☐
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

☐
The requirement that we consummate an initial business combination within 24 months after the closing of the initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

☐
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 outbreak and the status of debt and equity markets.

☐
We may not be able to consummate an initial business combination within 24 months after the closing of the initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

☐
If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

☐
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

☐
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

☐	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

☐	You will not be entitled to protections normally afforded to investors of many other blank check companies.

☐
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

☐
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

☐
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of the initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

☐	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1.	Business

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

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on the industries that complement our team’s background, and to capitalize on the ability of our team to identify and acquire a business, focusing on the healthcare or healthcare related industries in the United States.
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

In addition to public capital markets and private equity investing experience, Concord has an operating team that provides varying levels of support to Concord’s portfolio companies. The operating team’s capabilities complement Concord’s private transactions group which custom designs transactions to accommodate long-term structured investments in healthcare companies. Concord also benefits from its strategic partnership model in which interests are aligned between strategic investors and portfolio companies. Concord’s strategic partners expand access to opportunities and provide supplemental resources to Concord and its portfolio companies. The model allows Concord to accelerate business development and drive efficient growth to create incremental value for all stakeholders. Select strategic investors include the American Hospital Association, Atlantic Health System, Atrium Health, Blanchard Valley, Carilion Clinic, Edward-Elmhurst Health, Hartford Healthcare, Henry Ford Health System, Ochsner, Saint Luke’s Health System, Cox Health and Mercy Health Services. We believe that we will benefit from Concord’s diverse resources and capabilities.

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

Members of our management team indirectly own our common stock and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Certain of the members of our management team are employed by Concord, an affiliate of our sponsor. Our sponsor and its affiliates are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination.

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

Our sponsor, officers and directors have agreed, pursuant to a letter agreement, not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our initial public offering or during any Extension Period.

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

The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to its founder shares and any public shares it may acquire in connection with the completion of our initial business combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them.

Submission of our initial business combination to a stockholder vote

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

Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to its founder shares and any public shares it may acquire in connection with the completion of our initial business combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks relating to Our Identification of a Business Combination Target and Consummation of a Business Combination

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by COVID-19 outbreak and other events and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross border transactions.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of the initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of Coronavirus Disease 2019 (“COVID-19”) continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future  developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

As of December 31, 2020, we had cash of $ 604,245 held outside of the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. At December 31, 2020, there were 147,000,000 and 12,500,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein.

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

Risks Relating to the Post-Business Combination Company

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

Risks Relating to Acquiring and Operating a Business in Foreign Countries

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
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 outbreak or a significant outbreak of other infectious diseases;

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

Risks Relating to our Management Team

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

Risks Relating to our Securities

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

General Risks Factors

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the valuations of business combination targets and the cost of our initial business combination, and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

We currently maintain our executive offices at 25 Deforest Avenue, Suite 108, Summit, NJ 07907 and our telephone number is (212) 508-7090. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our sponsor for office space, utilities, administrative and support services for up to 24 months from the closing of our initial public offering. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information

Our units, Class A common stock and warrants are traded on Nasdaq under the symbols “CHPMU,” “CHPM” and “CHPMW,” respectively.

Holders

As of March 30, 2021, there was 1 holder of record of our units, 1 holder of record of shares of our Class A common stock, 4 holders of record of shares of our Class B common stock and 2 holders of record of our warrants.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the year ended December 31, 2020, we had a net income of $959,913, which consists of interest earned on marketable securities held in the trust account of $1,986,435, offset by operating costs of $651,434 and a provision for income taxes of $375,088.

For the period from July 31, 2019 (inception) through December 31, 2019, we had a net income of $184,511, which consists of interest earned on marketable securities held in the trust account of $427,494, offset by operating costs of $170,940 and a provision for income taxes of $72,043.

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

For the year ended December 31, 2020, cash used in operating activities was $781,796. Net income of $959,913 was affected by interest earned on marketable securities held in the trust account of $1,986,435 and changes in operating assets and liabilities, which provided $244,726 of cash from operating activities.

For the period from July 31, 2019 (inception) through December 31, 2019, cash used in operating activities was $152,531. Net income of $184,511 was affected by interest earned on marketable securities held in the trust account of $427,494 and changes in operating assets and liabilities, which provided $90,452 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the trust account of $302,329,495. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the year ended December 31, 2020, we withdrew $84,434 of interest income from the trust account to pay our franchise taxes.

As of December 31, 2020, we had $604,245 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private placement warrants, at a price of $1.00 per warrant at the option of the lender.  As of December 31, 2020, there were no amounts outstanding.

Going Concern

We have until November 26, 2021 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 26, 2021.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per common share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Consolidated Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Officers and Directors

Name	Age	Title

Joseph R. Swedish	69	Chairman
James T. Olsen	49	Chief Executive Officer and Director
Benson Jose	41	Chief Financial Officer
James A. Deal	70	Director
Ken Goulet	61	Director
Jack Krouskup	71	Director

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

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of March 30, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and director nominees; and

•	all our executive officers, directors and director nominees as a group.

In the table below, percentage ownership is based on 30,000,000 shares of our Class A common stock, and 7,500,000 shares of our Class B common stock outstanding as of March 30, 2021. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as those warrants are not exercisable within 60 days of March 30, 2021.

	Class A Common Stock		Class B Common Stock(2)
Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
CHP Acquisition Holdings LLC (our sponsor)(1)(3)	-	-	7,425,000	99.0%	19.8%
Joseph Swedish(1)(3)	-	-	7,425,000	99.0%	19.8%
James Olsen(1)(3)	-	-	7,425,000	99.0%	19.8%
Benson Jose(1)	-	-	-	-	-
James A. Deal(1)	-	-	25,000	*	*
Ken Goulet(1)	-	-	25,000	*	*
Jack Krouskup(1)	-	-	25,000	*	*
Ratan Capital Management LP(4)	2,374,997	7.9%	-	-	6.3%
Magnetar Financial LLC(5)	2,370,000	7.9%	-	-	6.3%
Millennium Group Management LLC(6)	2,109,860	7.0%	-	-	5.6%
HGC Investment Management Inc.(7)	1,967,230	6.6%	-	-	5.2%
Aristeia Capital, L.L.C.(8)	1,538,182	5.1%	-	-	4.1%
All directors, director nominees and executive officers as a group (6 individuals)	-	-	-	100.0%	20%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 25 Deforest Avenue, Suite 108, Summit NJ 07901.

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

(4)
Based on a Schedule 13G filed by Ratan Capital Master Fund, Ltd, Nehal Chopra and Ratan Capital Management LP with the SEC on March 15, 2021. Each of Ratan Capital Master Fund, Ltd, Nehal Chopra and Ratan Capital Management LP has shared voting and shared dispositive power over the shares. The principal business address of each of Ratan Capital Master Fund, Ltd, Nehal Chopra and Ratan Capital Management LP is 110 Greene Street, Suite 10B, New York, New York 10012.

(5)
Based on a Schedule 13G/A filed by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz with the SEC on February 12, 2021. Each of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz has shared voting and shared dispositive power over the shares, consisting of (i) 793,920 held for the account of Constellation Master Fund; (ii) 329,492 held for the account of Xing He Master Fund; (iii) 746,212 held for the account of Constellation Fund; (iv) 164,036 held for the account of SC Fund; and (v) 416,340 held of the account of Structured Credit Fund. The principal business address of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)
Based on a Schedule 13G/A filed by Integrated Core Strategies (US) LLC, Riverview Group LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander with the SEC on February 8, 2021. Integrated Core Strategies (US) LLC has shared voting and dispositive power over 859,860 shares. River Group LLC has shared voting and dispositive power over 750,000 shares. ICS Opportunities, Ltd. and Millennium International Management LP has shared voting and shared dispositive power over 500,000 shares. Each of Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander has shared voting and shared dispositive power over 2,109,860 shares. The principal business address of Millennium Group Management LP, Millennium Management LLC and Israel Englander is 666 Fifth Avenue, New York, New York 10103.

(7)
Based on a Schedule 13G filed by HGC Investment Management Inc. with the SEC on February 14, 2020. HGC Investment Management Inc. exercises sole voting and sole dispositive power over 1,967,230 shares. The principal business address of the beneficial owner is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(8)
Based on a Schedule 13G filed by Aristeia Capital, L.L.C. with the SEC on February 16, 2021. Aristeia Capital, L.L.C. exercised sole voting and sole dispositive power over 1,538,182 shares. The principal business address of the beneficial owner is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

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

Audit Fees. For the year ended December 31, 2020 and for the period from July 31, 2019 (inception) through December 31, 2019, fees for our independent registered public accounting firm were approximately $49,440 and $55,620, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2020 and for the period from July 31, 2019 (inception) through December 31, 2019, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2020 and for the period from July 31, 2019 (inception) through December 31, 2019, fees for our independent registered public accounting firm were approximately $4,635 and $0, respectively, for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2020 and for the period from July 31, 2019 (inception) through December 31, 2019, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

The exhibits listed below are filed as part of this Form 10-K other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

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

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed on March 23, 2020 (File No. 001-39140))

10.1
Private Placement Warrants Purchase Agreement between the Company and CHP Acquisition Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

10.2
Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

10.3
Registration Rights Agreement between the Company and CHP Acquisition Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

10.4
Letter Agreement between the Company and CHP Acquisition Holdings LLC, each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

10.5
Administrative Services Agreement between the Company and Concord Health Partners LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

10.6+
Form of Indemnity Agreement, dated November 21, 2019, between the Company and each of the officers and directors of the Company(incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith

+	Indicates a management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2021.

By:	/s/ James T. Olsen
Name: James T. Olsen
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James T. Olsen	Chief Executive Officer	March 30, 2021
James T. Olsen

/s/ Benson Jose	Chief Financial Officer	March 30, 2021
Benson Jose

/s/ Joseph R. Swedish	Chairman of the Board	March 30, 2021
Joseph R. Swedish

/s/ Ken Goulet	Director	March 30, 2021
Ken Goulet

/s/ Jack Krouskup	Director	March 30, 2021
Jack Krouskup

CHP MERGER CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
CHP Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CHP Merger Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from July 31, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from July 31, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on November 26, 2021, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern as also described in Note 1. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York
March 29, 2021

CHP MERGER CORP.
BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash	$604,245	$1,301,607
Prepaid expenses	—	103,344
Total Current Assets	604,245	1,404,951

Cash and marketable securities held in Trust Account	302,329,495	300,427,494
TOTAL ASSETS	$302,933,740	$301,832,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$250,090	$121,753
Income taxes payable	85,088	72,043
Total Current Liabilities	335,178	193,796

Deferred underwriting fee payable	10,500,000	10,500,000
TOTAL LIABILITIES	10,835,178	10,693,796

Commitments and Contingencies

Class A common stock subject to possible redemption, 28,709,856 and 28,613,864 shares as of December 31, 2020 and 2019, respectively (at $10.00 per share)	287,098,560	286,138,640

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,290,144 and 1,386,136 shares issued and outstanding (excluding 28,709,856 and 28,613,864 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	129	139
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding at December 31, 2020 and 2019	750	750
Additional paid-in capital	3,854,699	4,814,609
Retained earnings	1,144,424	184,511
Total Stockholders’ Equity	5,000,002	5,000,009
Total Liabilities and Stockholders’ Equity	$302,933,740	$301,832,445

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020	For the Period from July 31, 2019 (Inception) Through December 31, 2019
General and administrative expenses	$651,434	$170,940
Loss from operations	(651,434)	(170,940)

Other income:
Interest earned on marketable securities held in Trust Account	1,986,435	427,494

Income before provision for income taxes	1,335,001	256,554
Provision for income taxes	(375,088)	(72,043)
Net income	$959,913	$184,511

Weighted average shares outstanding of Class A redeemable common stock	30,000,000	30,000,000
Basic and diluted net income per common share, Class A	$0.05	$0.01

Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000	7,795,706
Basic and diluted net loss per common share, Class B	$(0.06)	$(0.01)

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – July 31, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,906,250	791	24,209	—	25,000

Sale of 30,000,000 Units, net of underwriting discount and offering expenses	30,000,000	3,000	—	—	282,926,138	—	282,929,138

Sale of 8,000,000 Private placement warrants	—	—	—	—	8,000,000	—	8,000,000

Forfeiture of Founder shares	—	—	(406,250)	(41)	41	—	—

Class A common stock subject to possible redemption	(28,613,864)	(2,861)	—	—	(286,135,779)	—	(286,138,640)

Net income	—	—	—	—	—	184,511	184,511
Balance – December 31, 2019	1,386,136	$139	7,500,000	$750	$4,814,609	$184,511	$5,000,009

Change in value of Class A common stock subject to possible redemption	(95,992)	(10)	—	—	(959,910)	—	(959,920)

Net income	—	—	—	—	—	959,913	959,913
Balance – December 31, 2020	1,290,144	$129	7,500,000	$750	$3,854,699	$1,144,424	$5,000,002

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020	For the Period from July 31, 2019 (Inception) Through December 31, 2019
Cash Flows from Operating Activities:
Net income	$959,913	$184,511
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,986,435)	(427,494)
Changes in operating assets and liabilities:
Prepaid expenses	103,344	(103,344)
Accounts payable and accrued expenses	128,337	121,753
Income taxes payable	13,045	72,043
Net cash used in operating activities	(781,796)	(152,531)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(300,000,000)
Cash withdrawn from Trust Account for franchise and income taxes	84,434	—
Net cash provided by (used in) investing activities	84,434	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor
Proceeds from sale of Units, net of underwriting discounts paid	—	25,000
Proceeds from sale of Private Placement Warrants	—	294,000,000
Advances from related party	—	8,000,000
Proceeds from promissory note – related party	—	85,943
Repayment of promissory note – related party	—	(85,943)
Payment of offering costs	—	(570,862)
Net cash provided by financing activities	—	301,454,138

Net Change in Cash	(697,362)	1,301,607
Cash – Beginning of period	1,301,607	—
Cash – End of period	$604,245	$1,301,607

Supplemental cash flow information:
Cash paid for income taxes	$362,043	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$285,952,690
Change in value of Class A common stock subject to possible redemption	$959,920	$185,950
Deferred underwriting fee payable	$—	$10,500,000

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
NOTES TO FINANCIAL STATEMENTS

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

All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“initial public offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering.

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

Following the closing of the initial public offering on November 26, 2019, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the initial public offering and the sale of the Private placement warrants was placed in a trust account (the “trust account”) which is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination by November 26, 2021 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the distribution of the trust account, as described below.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by November 26, 2021, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 26, 2021.  The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, the 28,709,856 and 28,613,864, respectively, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the initial public offering and private placement to purchase 23,000,000 shares of Class A common stock in the calculation of diluted income per common share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per common share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per common share amounts):

	Year Ended December 31, 2020	For the Period from July 31, 2019 (Inception) Through December 31, 2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$1,986,435	$427,494
Income and Franchise Tax	(575,391)	(156,477)
Redeemable Net Earnings	$1,411,044	$271,017
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	30,000,000	30,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.05	$0.01

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$959,913	$184,511
Redeemable Net Earnings	(1,411,044)	(271,017)
Non-Redeemable Net Loss	$(451,131)	$(86,506)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	7,500,000	7,795,706
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.06)	$(0.01)

As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture by our Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the initial public offering (assuming our Sponsor did not purchase any public shares in the initial public offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 406,250 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture. As a result, at December 31, 2020 and 2019, there are 7,500,000 Founder Shares outstanding.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2020, and for the period from July 31, 2019 (inception) through December 31, 2019, the Company incurred $120,000 and $13,000 in fees for these services, of which $20,000 and $13,000 are included in accrued expenses in the accompanying balance sheets at December 31, 2020 and 2019, respectively.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private placement warrants. As of December 31, 2020 and, 2019, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,290,144 and 1,386,136 shares of Class A common stock issued and outstanding, excluding 28,709,856 and 28,613,864 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2020 and, 2019, there were 7,500,000 shares of common stock issued and outstanding.

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

Warrants — There were 23,000,000 warrants outstanding as of December 31, 2020.  Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the initial public offering and (b) 30 days after the completion of a Business Combination.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax asset
Organizational costs/Startup expenses	$112,904	$18,166
Total deferred tax asset	112,904	18,166
Valuation allowance	(112,904)	(18,166)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,
	2020	2019
Federal
Current	$375,088	$72,043
Deferred	(94,738)	(18,166)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	94,738	18,166
Income tax provision	$375,088	$72,043

As of December 31, 2020 and 2019, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and the period from July 31, 2019 (inception) through December 31, 2019, the change in the valuation allowance was $94,738 and $18,166, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	7.1%	7.1%
Income tax provision	28.1%	28.1%

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

At December 31, 2020, assets held in the trust account were comprised of $1,000,838 in money market funds which is at NAV, which are invested in U.S. Treasury Securities, and $301,328,657 in U.S. Treasury Bills. During the year ended December 31, 2020, the Company withdrew $84,433 of interest income from the trust account to pay its franchise and income taxes.

At December 31, 2019, assets held in the trust account were comprised of $1,000,905 in money market funds, which are invested in U.S. Treasury Securities, and $299,426,589 in U.S. Treasury Bills. During the period from July 31, 2019 (inception) through December 31, 2019, the Company did not withdrawn any interest income from the trust account to pay its franchise and income taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 and 2019 are as follows:

Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
U.S. Treasury Securities (Mature on December 31, 2020 2/18/2021)	1	$301,328,657	$(2,966)	$301,325,691
U.S. Treasury Securities (Matured on December 31, 2019 5/21/2020)	1	$299,426,589	$(9,722)	$299,416,867

The Company recognizes transfers into and out of the fair value levels at the end of the reporting period. There were no transfers into or out of the levels during the year ended December 31, 2020 or the period from July 31, 2019 (inception) through December 31, 2019.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.