Form 10-K/A
period 2020-12-31
CHP Merger Corp.
filed 2021-07-22
CIK 1785041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-39140
CHP MERGER CORP.
(Exact name of registrant as specified in its charter)
Delaware	84-290924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Deforest Avenue, Suite 108 Summit, New Jersey	07901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 508-7090
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered

Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	CHPMU	The Nasdaq Stock Market LLC

Class A common stock included as part of the units	CHPM	The Nasdaq Stock Market LLC

Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CHPMW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
☐ Yes ☒ No	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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
As of July 21, 2021, 30,000,000 shares of Class A common stock, $0.0001 par value, and 7,500,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

i

EXPLANATORY NOTE
CHP Merger Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021, or the Original Filing, to restate our financial statements as of and for the year ended December 31, 2020. We are also restating the financial statement as of November 26, 2019 (the “November 26, 2019 Balance Sheet”), and the financial statements and related footnote disclosures included in the Annual Report on Form 10-K as of and for the period ended December 31, 2019 (the “2019 10-K”), and each of the Forms 10-Q as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 (the “Original 10-Q’s”).
Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission released a statement on accounting and reporting considerations for warrants issued by special purpose acquisition companies (the “Staff Statement”). The Staff Statement highlighted certain financial reporting considerations for special purpose acquisition corporations (“SPACs”) relating to the accounting for warrants. While the specific terms of warrants issued by SPACs can vary, there are certain features of warrants issued in SPAC transactions that are common across many entities. The Staff Statement highlighted that warrants containing these features, which relate to whether the warrants can be indexed to the price of an entity’s shares or settled with assets other than common stock, should be classified as a liability measured at fair value, with changes in fair value each period reported as non-cash changes to earnings. Such period-to-period changes could be significant. Prior to the issuance of this guidance, SPACs generally carried their outstanding private placement warrants and public warrants containing these provisions as equity on their balance sheets without quarterly adjustments.

In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of our outstanding warrants issued in connection with our initial public offering on November 26, 2019, including the 8,000,000 private placement warrants and the 15,000,000 warrants issued as part of the units sold in our initial public offering, each with an exercise price of $11.50 (collectively, the “Warrants”). As a result, management and the Audit Committee determined that the Warrants should have been classified as a liability. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

As a result, the Company, together with its advisors, undertook a process to value the liability of its Warrants. Based on this valuation, Company management, together with the Audit Committee, determined, on May 17, 2021, that the Company’s Original Filing, the 2019 10-K, the Original 10-Q’s and the November 26, 2019 Balance Sheet (collectively, the “Affected Periods”) contained an error that was quantitatively material and, as a result, should no longer be relied upon. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as a liability, with subsequent changes in its estimated fair value recorded as non-cash income or expense in each Affected Period. Consequently, the Company has restated the financial statements for the Affected Periods in this Form 10-K/A. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The Company has not amended its 2019 10-K, Original 10-Q’s and the November 26, 2019 Balance Sheet for the Affected Periods. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

The following item has been amended to reflect additional corporate governance disclosure required by the rules of the New York Stock Exchange:

Part III, Item 10. Directors, Executive Officers, and Corporate Governance

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

☐
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations in the event the business combination is not consummated.

☐	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

PART I
Item 1.	Business

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
General Risks Factors
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in November 2019. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This resulted in a restatement of our warrant liabilities, Class A common stock subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Period.
To respond to this material weakness, we plan to increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants we issued in connection with the November 2019 Initial Public Offering, see “Note 2; Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as the Explanatory Note and Part II, Item 9A: Controls and Procedures included in this Annual Report.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, even if otherwise available to us, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are required to be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.
On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or the NYSE regarding our restated financial statements or matters relating thereto.
Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.
The restatement of our financial statements in July 2021 has subjected us to additional risks, uncertainties, and costs, including increased professional costs and the increased possibility of legal proceedings.
As a result of the restatement of our financial statements, we have become subject to additional risks, uncertainties and costs, including, among others, increased professional fees and expenses and time commitment that was and may continue to be required to address matters related to the restatement, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or stockholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.
Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our Class A common stock. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
Following the restatement of our historical financial statements, we account for our warrants as a warrant liability recorded at fair value upon issuance with any changes in fair value each period reported in earnings based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock.
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
Restatement and Revision of Previously Issued Financial Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.
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
As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.
For the year ended December 31, 2020, we had a net loss of $24,470,087, which consists of the change in fair value of warrant liability of $25,430,000, operating costs of $651,434 and a provision for income taxes of $375,088, offset by interest earned on marketable securities held in the trust account of $1,986,435.
For the period from July 31, 2019 (inception) through December 31, 2019, we had a net income of $5,071,142, which consists of interest earned on marketable securities held in the trust account of $427,494 and the change in fair value of warrant liability of $5,520,000, offset by operating costs of $170,940, transaction costs allocable to warrant liability of $633,369 and a provision for income taxes of $72,043.
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
For the year ended December 31, 2020, cash used in operating activities was $781,796. Net loss of $24,470,087 was affected by interest earned on marketable securities held in the trust account of $1,986,435, a non-cash charge for the change in fair value of warrant liability of $25,430,000 and changes in operating assets and liabilities, which provided $244,726 of cash from operating activities.

For the period from July 31, 2019 (inception) through December 31, 2019, cash used in operating activities was $152,531. Net income of $5,071,142 was affected by interest earned on marketable securities held in the trust account of $427,494, non-cash charge for the change in fair value of warrant liability of $5,520,000, transaction costs allocable to warrant liability of $633,369, and changes in operating assets and liabilities, which provided $90,452 of cash from operating activities.
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
Warrant Liability
We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.
In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the Warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.
In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and retained earnings (accumulated deficit) as of and for the year ended December 31, 2020.
To respond to this material weakness, we plan to increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Restatement of Previously Issued Financial Statements
On May 17, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the periods ended December 31, 2020 and 2019, as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 and as of November 26, 2019 should not be relied on because of a misapplication in the guidance on warrant accounting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of July, 2021.
By:	/s/ James T. Olsen
Name: James T. Olsen
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Signature	Title	Date

/s/ James T. Olsen	Chief Executive Officer	July 21, 2021
James T. Olsen

/s/ Benson Jose	Chief Financial Officer	July 21, 2021
Benson Jose

/s/ Joseph R. Swedish	Chairman of the Board	July 21, 2021
Joseph R. Swedish

/s/ James Deal	Director	July 21, 2021
James Deal

/s/ Ken Goulet	Director	July 21, 2021
Ken Goulet

/s/ Jack Krouskup	Director	July 21, 2021
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

New York, New York
July 21, 2021

CHP MERGER CORP.
BALANCE SHEETS
(As Restated)

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash	$604,245	$1,301,607
Prepaid expenses	—	103,344
Total Current Assets	604,245	1,404,951

Cash and marketable securities held in Trust Account	302,329,495	300,427,494
TOTAL ASSETS	$302,933,740	$301,832,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$250,090	$121,753
Income taxes payable	85,088	72,043
Total Current Liabilities	335,178	193,796

Warrant liability	36,700,000	11,270,000
Deferred underwriting fee payable	10,500,000	10,500,000
TOTAL LIABILITIES	47,535,178	21,963,796

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,039,856 and 27,486,864 shares as of December 31, 2020 and 2019, respectively (at $10.00 per share)	250,398,560	274,868,640

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,960,144 and 2,513,136 shares issued and outstanding (excluding 25,039,856 and 27,486,864 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	496	251
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding at December 31, 2020 and 2019	750	750
Additional paid-in capital	24,469,835	—
(Accumulated Deficit)/Retained earnings	(19,471,079)	4,999,008
Total Stockholders’ Equity	5,000,002	5,000,009
Total Liabilities and Stockholders’ Equity	$302,933,740	$301,832,445

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
STATEMENTS OF OPERATIONS
(As Restated)

	Year Ended December 31, 2020	For the Period from July 31, 2019 (Inception) Through December 31, 2019
General and administrative expenses	$651,434	$170,940
Loss from operations	(651,434)	(170,940)

Other income:
Change in fair value of warrant liability	(25,430,000)	5,520,000
Transaction costs allocable to warrant liability	—	(633,369)
Interest earned on marketable securities held in Trust Account	1,986,435	427,494
Other (expense) income, net	(23,443,565)	5,071,142

(Loss) income before provision for income taxes	(24,094,999)	5,143,185
Provision for income taxes	(375,088)	(72,043)
Net (loss) income	$(24,470,087)	$5,071,142

Weighted average shares outstanding of Class A redeemable common stock	30,000,000	30,000,000
Basic and diluted net income per common share, Class A	$0.05	$0.01

Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000	7,795,706
Basic and diluted net (loss) income per common share, Class B	$(3.45)	$0.62

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Capital	Deficit)	Equity
Balance – July 31, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,906,250	791	24,209	—	25,000

Sale of 30,000,000 Units, net of underwriting discount and offering expenses	30,000,000	3,000	—	—	272,609,507	—	272,612,507

Proceeds received in excess of fair value of Private placement warrants	—	—	—	—	2,160,000	—	2,160,000

Forfeiture of Founder shares	—	—	(406,250)	(41)	41	—	—

Class A common stock subject to possible redemption	(27,486,864)	(2,749)	—	—	(274,793,757)	(72,134)	(274,868,640)

Net income	—	—	—	—	—	5,071,142	5,071,142
Balance – December 31, 2019	2,513,136	$251	7,500,000	$750	$—	$4,999,008	$5,000,009

Change in value of Class A common stock subject to possible redemption	2,447,008	245	—	—	24,469,835	—	24,470,080

Net loss	—	—	—	—	—	(24,470,087)	(24,470,087)
Balance – December 31, 2020	4,960,144	$496	7,500,000	$750	$24,469,835	$(19,471,079)	$5,000,002

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
STATEMENTS OF CASH FLOWS
(As Restated)

	Year Ended December 31, 2020	For the Period from July 31, 2019 (Inception) Through December 31, 2019
Cash Flows from Operating Activities:
Net (loss) income	$(24,470,087)	$5,071,142
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,986,435)	(427,494)
Change in fair value of warrant liability	25,430,000	(5,520,000)
Transaction costs allocable to warrant liability	—	633,369
Changes in operating assets and liabilities:
Prepaid expenses	103,344	(103,344)
Accounts payable and accrued expenses	128,337	121,753
Income taxes payable	13,045	72,043
Net cash used in operating activities	(781,796)	(152,531)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(300,000,000)
Cash withdrawn from Trust Account for franchise and income taxes	84,434	—
Net cash provided by (used in) investing activities	84,434	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	294,000,000
Proceeds from sale of Private Placement Warrants	—	8,000,000
Proceeds from promissory note – related party	—	85,943
Repayment of promissory note – related party	—	(85,943)
Payment of offering costs	—	(570,862)
Net cash provided by financing activities	—	301,454,138

Net Change in Cash	(697,362)	1,301,607
Cash – Beginning of period	1,301,607	—
Cash – End of period	$604,245	$1,301,607

Supplemental cash flow information:
Cash paid for income taxes	$362,043	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$269,162,690
Change in value of Class A common stock subject to possible redemption	$24,470,080	$5,705,950
Deferred underwriting fee payable	$—	$10,500,000

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

The registration statement for the Company’s initial public offering was declared effective on November 21, 2019. On November 26, 2019, the Company consummated the initial public offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “public shares”), which included the partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 4.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 8,000,000 warrants (the “Private placement warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to CHP Acquisition Holdings, LLC (the “Sponsor”), generating gross proceeds of $8,000,000, which is described in Note 5.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, our Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any public shares purchased during or after the initial public offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

Our Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if our Sponsor acquires public shares in or after the initial public offering, such public shares will be entitled to liquidating distributions from the trust account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the trust account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial public offering price per Unit ($10.00).

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification ("ASC") 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by November 26, 2021, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 26, 2021.  The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under ASC 815-40, Contracts in Entity’s Own Equity. ASC 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated.

	As Previously Reported	Adjustments	As Restated

Balance sheet as of November 26, 2019
Warrant Liability	$—	$16,790,000	$16,790,000
Class A Common Stock Subject to Possible Redemption	285,952,690	(16,790,000)	269,162,690
Class A Common Stock	140	168	308
Additional Paid-in Capital	5,000,558	633,201	5,633,759
Accumulated Deficit	(1,445)	(633,369)	(634,814)

Balance sheet as of December 31, 2019
Warrant Liability	$—	$11,270,000	$11,270,000
Class A Common Stock Subject to Possible Redemption	286,138,640	(11,270,000)	274,868,640
Class A Common Stock	139	112	251
Additional Paid-in Capital	4,814,609	(4,814,609)	—
Retained Earnings (Accumulated Deficit)	184,511	4,814,497	4,999,008

Balance sheet as of March 31, 2020 (unaudited)
Warrant Liability	$—	$12,420,000	$12,420,000
Class A Common Stock Subject to Possible Redemption	286,890,590	(12,420,000)	274,470,590
Class A Common Stock	131	124	255
Additional Paid-in Capital	4,062,667	(3,664,621)	398,046
Retained Earnings (Accumulated Deficit)	936,460	3,664,497	4,600,957

Balance sheet as of June 30, 2020 (unaudited)
Warrant Liability	$—	$22,540,000	$22,540,000
Class A Common Stock Subject to Possible Redemption	287,291,450	(22,540,000)	264,751,450
Class A common stock	127	225	352
Additional Paid-in Capital	3,661,811	6,455,278	10,117,089
Retained Earnings (Accumulated Deficit)	1,337,320	(6,455,752)	(5,118,183)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$25,990,000	$25,990,000
Class A Common Stock Subject to Possible Redemption	287,231,550	(25,990,000)	261,241,550
Class A Common Stock	128	260	388
Additional Paid-in Capital	3,721,710	9,905,243	13,626,953
Retained Earnings (Accumulated Deficit)	1,277,422	(9,905,503)	(8,628,081)

Balance sheet as of December 31, 2020
Warrant Liability	$—	$36,700,000	$36,700,000
Class A Common Stock Subject to Possible Redemption	287,098,560	(36,700,000)	250,398,560
Class A Common Stock	129	367	496
Additional Paid-in Capital	3,854,699	20,615,136	24,469,835
Retained Earnings (Accumulated Deficit)	1,144,424	(20,615,503)	(19,471,079)

Statement of Operations for the period from July 31, 2019 (inception) through December 31, 2019
Change in fair value of warrant liabilities	$—	$5,520,000	$5,520,000
Transaction costs allocable to warrants	—	(633,369)	(633,369)
Net income	$184,511	$4,886,631	$5,071,142
Weighted average shares outstanding of Class A common stock subject to possible redemption	30,000,000	—	30,000,000
Basic and diluted net income loss per share, Class A common stock subject to possible redemption	0.01	—	0.01
Weighted average shares outstanding of Class B non-redeemable common stock	7,795,706	—	7,795,706
Basic and diluted net income per share, Class B common stock	(0.01)	0.63	0.62

Statement of Operations for the three months ended March 31, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(1,150,000)	$(1,150,000)
Transaction costs allocable to warrants	—	—	—
Net income (loss)	$751,949	$(1,150,000)	$(398,051)
Weighted average shares outstanding of Class A common stock subject to possible redemption	30,000,000	—	30,000,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.03	—	0.03
Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000	—	7,500,000
Basic and diluted net loss per share, Class B common stock	(0.02)	(0.15)	(0.17)

Statement of Operations for the three months ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(10,120,000)	$(10,120,000)
Transaction costs allocable to warrants	—	—	—
Net income (loss)	$400,860	$(10,120,000)	$(9,719,140)
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	0.02	—	0.02
Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000	—	7,500,000
Basic and diluted net loss per share, Class B common stock	(0.01)	(1.35)	(1.36)

Statement of Operations for the six months ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(11,270,000)	$(11,270,000)
Transaction costs allocable to warrants	—	—	—
Net income (loss)	$1,152,809	$(11,270,000)	$(10,117,191)
Weighted average shares outstanding of Class A common stock subject to possible redemption	30,000,000	—	30,000,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	0.05	—	0.05
Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	(0.03)	(1.50)	(1.53)

Statement of Operations for the three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(3,450,000)	$(3,450,000)
Transaction costs allocable to warrants	—	—	—
Net income (loss)	$(59,898)	$(3,450,000)	$(3,509,898)
Weighted average shares outstanding of Class A common stock subject to possible redemption	30,000,000	—	30,000,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000	—	7,500,000
Basic and diluted net loss per share, Class B common stock	(0.01)	(0.46)	(0.47)

Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(14,720,000)	$(14,720,000)
Transaction costs allocable to warrants	—	—	—
Net income (loss)	$1,090,911	$(14,720,000)	$(13,629,089)
Weighted average shares outstanding of Class A common stock subject to possible redemption	30,000,000	—	30,000,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	0.05	—	0.05
Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000	—	7,500,000
Basic and diluted net loss per share, Class B common stock	(0.04)	(1.96)	(2.00)

Statement of Operations for the year ended December 31, 2020
Change in fair value of warrant liabilities	$—	$(25,430,000)	$(25,430,000)
Transaction costs allocable to warrants	—	—	—
Net income (loss)	$959,913	$(25,430,000)	$(24,470,087)
Weighted average shares outstanding of Class A common stock subject to possible redemption	30,000,000	—	30,000,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	0.05	—	0.05
Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000	—	7,500,000
Basic and diluted net loss per share, Class B common stock	(0.06)	(3.39)	(3.45)

Statement of Cash Flows for period from July 31, 2019 (inception) through December 31, 2019
Change in fair value of warrant liability	$—	$(5,520,000)	$(5,520,000)
Transaction costs allocable to warrants	—	633,369	633,369
Net income	$184,511	$4,886,631	$5,071,142
Initial classification of Class A common stock subject to possible redemption	285,952,690	(16,790,000)	269,162,690
Change in value of Class A common shares subject to redemption	185,950	5,520,000	5,705,950

Statement of Cash Flows for the three months ended March 31, 2020 (unaudited)
Net income (loss)	$751,949	$(1,150,000)	$(398,051)
Change in fair value of warrant liability	—	1,150,000	1,150,000
Change in value of Class A common shares subject to redemption	751,950	(1,150,000)	(398,050)

Statement of Cash Flows for the six months ended June 30, 2020 (unaudited)
Net income (loss)	$1,152,809	$(11,270,000)	$(10,117,191)
Change in fair value of warrant liability	—	11,270,000	11,270,000
Change in value of Class A common shares subject to redemption	1,152,810	(11,270,000)	(10,117,190)

Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Net income (loss)	$1,090,911	$(14,720,000)	$(13,629,089)
Change in fair value of warrant liability	—	14,720,000	14,720,000
Change in value of Class A common shares subject to redemption	1,092,910	(14,720,000)	(13,627,090)

Statement of Cash Flows for the year ended December 31, 2020
Net income (loss)	$959,913	$(25,430,000)	$(24,470,087)
Change in fair value of warrant liability	—	25,430,000	25,430,000
Change in value of Class A common shares subject to redemption	959,920	23,510,160	24,470,080

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, the 25,039,856 and 27,486,864, respectively, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per common share amounts):

	Year Ended December 31, 2020	For the Period from July 31, 2019 (Inception) Through December 31, 2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$1,986,435	$427,494
Income and Franchise Tax	(575,391)	(156,477)
Redeemable Net Earnings	$1,411,044	$271,017
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	30,000,000	30,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.05	$0.01

Non-Redeemable Class B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(24,470,087)	$5,071,142
Redeemable Net Earnings	(1,411,044)	(271,017)
Non-Redeemable Net (Loss) Earnings	$(25,881,131)	$4,800,125
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	7,500,000	7,795,706
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(3.45)	$0.62

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note10).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the initial public offering, the Company sold 30,000,000 Units at a price of $10.00 per Unit, which included the partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the initial public offering, our Sponsor purchased an aggregate of 8,000,000 Private placement warrants at a purchase price of $1.00 per Private placement warrant for an aggregate purchase price of $8,000,000. Each Private placement warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private placement warrants was added to the proceeds from the initial public offering held in the trust account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private placement warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private placement warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 4,960,144 and 2,513,136 shares of Class A common stock issued and outstanding, excluding 25,039,856 and 27,486,864 shares of Class A common stock subject to possible redemption, respectively.

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

NOTE 8. WARRANT LIABILITY
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

The Private placement warrants are identical to the Public Warrants underlying the Units sold in the initial public offering, except that the Private placement warrants and the shares of common stock issuable upon the exercise of the Private placement warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 7). Additionally, the Private placement warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants for Class A common stock). If the Private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liability	(22.2)%	(22.5)%
Transaction costs allocable to warrant liability	0.00%	2.5%
Change in valuation allowance	(0.4)%	0.4%
Income tax provision	(1.6)%	1.4%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the trust account were comprised of $1,000,838 in money market funds which is at NAV, which are invested in U.S. Treasury Securities, and $301,328,657 in U.S. Treasury Bills. During the year ended December 31, 2020, the Company withdrew $84,434 of interest income from the trust account to pay its franchise and income taxes.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	November 26, 2019
Liabilities:
Warrant Liability–Public Warrants	1	$19,500,000	$16,950,000	$14,700,000	$8,100,000	$7,350,000	$10,950,000
Warrant Liability–Private Placement Warrants	3	$17,200,000	$9,040,000	$7,840,000	$4,320,000	$3,920,000	$5,840,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability:

_	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	November 26, 2019
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50	$11.50
Stock price	$10.26	$10.19	$9.96	$9.70	$9.78	$9.78
Volatility	26.60%	18.30%	17.20%	11.90%	8.70%	12.2%
Term	5.00	5.00	5.00	5.00	5.00	5.00
Risk-free rate	0.42%	0.25%	0.27%	0.69%	1.70%	1.59%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 31, 2019 (inception)	$—	$—	$—
Initial measurement on November 26, 2019	5,840,000	10,950,000	16,790,000
Change in fair value	(1,920,000)	(3,600,000)	(5,520,000)
Fair value as of December 31, 2019	3,920,000	7,350,000	11,270,000
Transfer to Level 1	—	(7,350,000)	(7,350,000)
Change in fair value	13,280,000	—	13,280,000
Fair value as of December 31, 2020	$17,200,000	$—	$17,200,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2020 was $7,350,000.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described in Note 2, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.