Form 10-Q
period 2021-03-31
CHP Merger Corp.
filed 2021-08-09
CIK 1785041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of August 9, 2021, 30,000,000 shares of Class A common stock, $0.0001 par value, and 7,500,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

CHP MERGER CORP.
Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CHP MERGER CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$239,850	$604,245
Prepaid expenses	117,933	—
Total Current Assets	357,783	604,245

Cash and marketable securities held in Trust Account	302,364,150	302,329,495
TOTAL ASSETS	$302,721,933	$302,933,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$294,605	$250,090
Income taxes payable	85,088	85,088
Total Current Liabilities	379,693	335,178

Warrant liability	18,400,000	36,700,000
Deferred underwriting fee payable	10,500,000	10,500,000
TOTAL LIABILITIES	29,279,693	47,535,178

Commitments and Contingencies

Class A common stock subject to possible redemption, 26,844,224 and 25,039,856 shares as of March 31, 2021 and December 31, 2020, respectively (at $10.00 per share)	268,442,238	250,398,560

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,155,776 and 4,960,144 shares issued and outstanding (excluding 26,844,224 and 25,039,856 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	316	496
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	6,426,337	24,469,835
Accumulated Deficit	(1,427,401)	(19,471,079)
Total Stockholders’ Equity	5,000,002	5,000,002
Total Liabilities and Stockholders’ Equity	$302,721,933	$302,933,740

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
General and administrative expenses	$290,977	$165,097
Loss from operations	(290,977)	(165,097)

Other income (expense):
Change in fair value of warrant liabilities	18,300,000	(1,150,000)
Interest earned on marketable securities held in trust account	34,655	1,147,527

Income (loss) before provision for income taxes	18,043,678	(167,570)
Provision for income taxes	—	(230,481)
Net income (loss)	$18,043,678	$(398,051)

Weighted average shares outstanding of Class A redeemable common stock	30,000,000	30,000,000
Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.03

Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000	7,500,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$2.41	$(0.17)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	4,960,144	$496	7,500,000	$750	$24,469,835	$(19,471,079)	$5,000,002

Change in value of Class A common stock subject to possible redemption	(1,804,368)	(180)	—	—	(18,043,498)	—	(18,043,678)

Net income	—	—	—	—	—	18,043,678	18,043,678

Balance – March 31, 2021 (unaudited)	3,155,776	$316	7,500,000	$750	$6,426,337	$(1,427,401)	$5,000,002

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,513,136	$251	7,500,000	$750	$--	$4,999,008	$5,000,009

Change in value of Class A common stock subject to possible redemption	39,805	4	—	—	398,046	—	398,050

Net loss	—	—	—	—	—	(398,051)	(398,051)

Balance – March 31, 2020 (unaudited)	2,552,941	$255	7,500,000	$750	$398,046	$4,600,957	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$18,043,678	$(398,051)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(18,300,000)	1,150,000
Interest earned on marketable securities held in trust account	(34,655)	(1,147,527)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(117,933)	(12,474)
Accounts payable and accrued expenses	44,515	35,552
Income taxes payable	—	230,481
Net cash used in operating activities	(364,395)	(142,019)

Cash Flows from Investing Activities:
Cash withdrawn from trust account for payment of franchise taxes	—	84,434
Net cash provided by investing activities	—	84,434

Net Change in Cash	(364,395)	(57,585)
Cash – Beginning of period	604,245	1,301,607
Cash – End of period	$239,850	$1,244,022

Non-Cash financing activities:
Change in value of Class A common stock subject to possible redemption	$18,043,678	$(398,050)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“initial public offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering.

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

Transaction costs charged to equity amounted to $17,070,862, consisting of $6,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees and $570,862 of other offering costs.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, our Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any public shares purchased during or after the initial public offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 22, 2021, which contains the audited financial statements and notes thereto. The condensed financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 26,844,224 and 25,039,856 shares of Class A common stock subject to possible redemption at March 31, 2021 and December 31, 2020, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, all deferred tax assets were offset by a full valuation allowance.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021 and 2020, the Company recorded $0 and $230,481 income tax expense, respectively. The Company’s effective tax rate for three months ended March 31, 2021 and 2020 were approximately 0%, which differs from the expected income tax rate due to the start-up costs and the change in fair value of warrant liabilities which are not currently deductible and the change in valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the initial public offering and private placement to purchase 23,000,000 shares of Class A common stock in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company’s condensed statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account of $34,655 and $1,147,527 for the three months ended March 31, 2021 and 2020, respectively (net of applicable franchise and income taxes of $34,655 and $280,481 for the three months ended March 31, 2021 and 2020, respectively), by the weighted average number of Class A redeemable common stock for the periods. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, less income attributable to Class A redeemable common stock of approximately $0 and $867,000 for the three months ended March 31, 2021 and 2020, respectively, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the trust account.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per common share amounts):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$34,655	$1,147,527
Income and Franchise Tax	(34,655)	(280,481)
Redeemable Net Earnings	$—	$867,046
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	30,000,000	30,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.03

Non-Redeemable Class B Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$18,043,678	$(398,051)
Redeemable Net Earnings	—	(867,046)
Non-Redeemable Net Earnings (Loss)	$18,043,678	$(1,265,097)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	7,500,000	7,500,000
Income (Loss)/Basic and Diluted Non-Redeemable Class B Common Stock	$2.41	$(0.17)

As of March 31, 2021 and March 31, 2020, basic and diluted shares are the same as the inclusion of outstanding warrants would be anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liability (see Note 9).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture by our Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the initial public offering (assuming our Sponsor did not purchase any public shares in the initial public offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 406,250 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture. At March 31, 2021 and December 31, 2020, there are 7,500,000 Founder Shares outstanding.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021 and 2020, the Company incurred $30,000 and $37,000 in fees for these services, respectively, of which $30,000 and $20,000 is included in accrued expenses in the accompanying condensed balance sheet as of March 31, 2021 and December 30, 2020.

Promissory Note – Related Party

On August 7, 2019, our Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of January 31, 2020 or the consummation of the initial public offering. The $85,943 borrowed under the Promissory Note was repaid on November 27, 2019 and is no longer available.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private placement warrants. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7.    STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,155,776 and 4,960,144 shares of Class A common stock issued or outstanding, excluding 26,844,224 and 25,039,856 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 8.    WARRANT LIABILITY

As of March 31, 2021 and December 31, 2020, there were 15,000,000 public warrants outstanding.  Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the initial public offering and (b) 30 days after the completion of a Business Combination.

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
MARCH 31, 2021
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

As of March 31, 2021 and December 31, 2020, there were 8,000,000 Private placement warrants outstanding. The Private placement warrants are identical to the Public Warrants underlying the Units sold in the initial public offering, except that the Private placement warrants and the shares of common stock issuable upon the exercise of the Private placement warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private placement warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants for Class A common stock). If the Private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2021, assets held in the trust account were comprised of $1,000,982 in money market funds, which are invested in U.S. Treasury Securities, and $301,363,168 in U.S. Treasury Bills. During the three months ended March 31, 2021 and March 30, 2020, the Company withdrew $0 and $84,424, respectively, of interest income from the Trust Account to pay its franchise taxes.

At December 31, 2020, assets held in the trust account were comprised of $1,000,838 in money market funds, which are invested in U.S. Treasury Securities, and $301,328,657 in U.S. Treasury Bills.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains (loss) and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
March 31, 2021	U.S. Treasury Securities (Matures on June 10, 2021)	$301,363,168	$9,040	$301,372,209

December 31, 2020	U.S. Treasury Securities (Matures on February 18, 2021)	$301,328,657	$(2,966)	$301,325,691

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	12,000,000	19,500,000
Warrant Liability – Private Placement Warrants	3	6,400,000	17,200,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. The measurement of the Private Warrants for periods subsequent to the initial measurement were also valued using a binomial lattice model. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability:

	March 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.91	$10.26
Volatility	16.1%	26.6%
Term	5.00	5.00
Risk-free rate	0.64%	0.42%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	17,200,000
Change in fair value	(10,800,000)
Fair value as of March 31, 2021	$6,400,000

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2020	3,920,000	7,350,000	11,270,000
Transfer to Level 1	—	(7,350,000)	(7,350,000)
Change in valuation inputs or other assumptions	400,000	—	400,000
Fair value as of March 31, 2020	$4,320,000	$—	$4,320,000

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2020 was $7,350,000. There were no transfers in fair value measurements during the three months ended March 31, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the year ending December 31, 2020 filed with the SEC on July 22, 2021. The Company’s filings pursuant to the Securities Act and Exchange Act can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the three months ended March 31, 2021, we had a net income of $18,043,678, which consists of the change in fair value of warrant liability of $18,300,000 and interest income on marketable securities held in the trust account of $34,655, offset by operating costs of $290,977.

For the three months ended March 31, 2020, we had a net loss of $398,051, which consists of the change in fair value of warrant liability of $1,150,000 and operating costs of $165,097, offset by interest income on marketable securities held in the trust account of $1,147,527.

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

For the three months ended March 31, 2021, cash used in operating activities was $364,395. For the three months ended March 31, 2021, net income of $18,043,678 was impacted by interest earned on marketable securities held in the trust account of $34,655, the non-cash charge for the change in fair value of warrant liability of $18,300,000 and changes in operating assets and liabilities, which used $73,418 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in trust of $302,364,150 comprised of $1,000,982 in money market funds, which are invested in U.S. Treasury Securities, and $301,363,168 in U.S. Treasury Bills with a maturity of 185 days or less. Interest earned on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2021 and March 31, 2020, the Company withdrew $0 and $84,434, respectively, of interest income from the Trust Account to pay its franchise taxes.

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

As of March 31, 2021, we had $239,850 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private placement warrants, at a price of $1.00 per warrant at the option of the lender. The Units would be identical to the Private placement warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

We have until November 26, 2021 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by November 26, 2021, then the Company will cease all operations except for the purpose of liquidating. Management also has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 26, 2021.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The measurement of the Private Warrants for periods subsequent to the initial measurement were valued using a binomial lattice model.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.  We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on July 22, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement had not yet been identified. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

CHP MERGER CORP.

Date: August 9, 2021		/s/ James T. Olsen
	Name:	James T. Olsen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2021		/s/ Benson Jose
	Name:	Benson Jose
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)