Form 10-Q
period 2021-06-30
CHP Merger Corp.
filed 2021-08-16
CIK 1785041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39140

CHP MERGER CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-2590924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 16, 2021, 30,000,000 shares of Class A common stock, $0.0001 par value, and 7,500,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

CHP MERGER CORP.
Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CHP MERGER CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$556,131	$604,245
Prepaid expenses	76,177	—
Total Current Assets	632,308	604,245

Cash and marketable securities held in Trust Account	301,653,483	302,329,495
TOTAL ASSETS	$302,285,791	$302,933,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable and accrued expenses	$532,238	$250,090
Income taxes payable	—	85,088
Total Current Liabilities	532,238	335,178

Warrant liability	20,930,000	36,700,000
Deferred underwriting fee payable	10,500,000	10,500,000
TOTAL LIABILITIES	31,962,238	47,535,178

Commitments and Contingencies

Class A common stock subject to possible redemption, 26,532,355 and 25,039,856 shares as of June 30, 2021 and December 31, 2020, respectively (at $10.00 per share)	265,323,550	250,398,560

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,467,645 and 4,960,144 shares issued and outstanding (excluding 26,532,355 and 25,039,856 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	347	496
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	9,544,994	24,469,835
Accumulated Deficit	(4,546,088)	(19,471,079)
Total Stockholders’ Equity	5,000,003	5,000,002
Total Liabilities and Stockholders’ Equity	$302,285,791	$302,933,740

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

General and administrative expenses	$606,535	$146,810	$897,512	$311,907
Loss from operations	(606,535)	(146,810)	(897,512)	(311,907)

Other income (expense):
Change in fair value of private warrants liability	(2,530,000)	(10,120,000)	15,770,000	(11,270,000)
Interest earned on marketable securities held in Trust Account	17,848	679,961	52,503	1,827,488

Income (loss) before income taxes	(3,118,687)	(9,586,849)	14,924,991	(9,754,419)
Provision for income taxes	—	(132,291)	—	(362,772)
Net income (loss)	$(3,118,687)	$(9,719,140)	$14,924,991	$(10,117,191)

Weighted average shares outstanding of Class A redeemable common stock	30,000,000	30,000,000	30,000,000	30,000,000

Basic and diluted net income per share. Class A redeemable common stock	$—	$0.02	$—	$0.05

Weighted average shares outstanding of Class B non-redeemable common stock	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$(0.42)	$(1.36)	$1.99	$(1.53)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	4,960,144	$496	7,500,000	$750	$24,469,835	$(19,471,079)	$5,000,002

Change in value of Class A common stock subject to possible redemption	(1,804,368)	(180)	—	—	(18,043,498)	—	(18,043,678)

Net income	—	—	—	—	—	18,043,678	18,043,678

Balance – March 31, 2021 (unaudited)	3,155,776	316	7,500,000	750	6,426,337	(1,427,401)	5,000,002

Change in value of Class A common stock subject to redemption	311,869	31	—	—	3,118,657	—	3,118,688

Net loss	—	—	—	—	—	(3,118,687)	(3,118,687)

Balance – June 30, 2021 (unaudited)	3,467,645	$347	7,500,000	$750	$9,544,994	$(4,546,088)	$5,000,003

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,513,136	$251	7,500,000	$750	$—	$4,999,008	$5,000,009

Change in value of Class A common stock subject to possible redemption	39,805	4	—	—	398,046	—	398,050

Net loss	—	—	—	—	—	(398,051)	(398,051)

Balance – March 31, 2020 (unaudited)	2,552,941	255	7,500,000	750	398,046	4,600,957	5,000,008

Change in value of Class A common stock subject to redemption	971,914	97	—	—	9,719,043	—	9,719,140

Net loss	—	—	—	—	—	(9,719,140)	(9,719,140)

Balance – June 30, 2020 (unaudited)	3,524,855	$352	7,500,000	$750	$10,117,089	$(5,118,183)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$14,924,991	$(10,117,191)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(15,770,000)	11,270,000
Interest earned on marketable securities held in Trust Account	(52,503)	(1,827,488)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(76,177)	28,972
Accounts payable and accrued expenses	282,148	19,857
Income taxes payable	(85,088)	362,772
Net cash used in operating activities	(776,629)	(263,078)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment of federal income and franchise taxes	728,515	84,434
Net cash provided by investing activities	728,515	84,434

Net Change in Cash	(48,114)	(178,644)
Cash – Beginning	604,245	1,301,607
Cash – Ending	$556,131	$1,122,963

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$14,924,990	$(10,117,190)

Supplemental disclosure of cash flow information:
Federal income and franchise taxes paid	$298,711	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“initial public offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
JUNE 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 22, 2021, which contains the audited financial statements and notes thereto. The condensed financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 26,532,355 and 25,039,856 shares of Class A common stock subject to possible redemption at June 30, 2021 and December 31, 2020, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, all deferred tax assets were offset by a full valuation allowance.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended June 30, 2021 and 2020, the Company recorded $0 and $132,291 income tax expense, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded $0 and $362,772 income tax expense, respectively. The Company’s effective tax rate for three and six months ended June 30, 2021 and 2020 were approximately 0%, which differs from the expected income tax rate due to the start-up costs and the change in fair value of warrant liabilities which are not currently deductible and the change in valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s condensed statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account of $17,848 and $679,961 for the three months ended June 30, 2021 and 2020, respectively (net of applicable franchise and income taxes of $17,848 and $182,291 for the three months ended June 30, 2021 and 2020, respectively) and the interest income earned on the trust account of $52,503 and $1,827,488 for the six months ended June 30, 2021 and 2020, respectively (net of applicable franchise and income taxes of $52,503 and $462,772 for the six months ended June 30, 2021 and 2020, respectively), by the weighted average number of Class A redeemable common stock for the periods. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, less income attributable to Class A redeemable common stock of $0 and $497,670 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $1,364,716 for the six months ended June 30, 2021 and 2020, respectively, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the trust account.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per common share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	17,848	679,961	52,503	1,827,488
Income and Franchise Tax	(17,848)	(182,291)	(52,503)	(462,772)
Redeemable Net Earnings	$—	$497,670	$—	$1,364,716
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	30,000,000	30,000,000	30,000,000	30,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$0.02	$—	$0.05

Non-Redeemable Class B Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(3,118,687)	$(9,719,140)	$14,924,991	$(10,117,191)
Redeemable Net Earnings	—	(497,670)	—	(1,364,716)
Non-Redeemable Net Earnings (Loss)	$(3,118,687)	$(10,216,810)	$14,924,991	$(11,481,907)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	7,500,000	7,500,000	7,500,000	7,500,000
Income (Loss)/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.42)	$(1.36)	$1.99	$(1.53)

As of June 30, 2021 and 2020, basic and diluted shares are the same as the inclusion of outstanding warrants would be anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
JUNE 30, 2021
(Unaudited)
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

The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture by our Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the initial public offering (assuming our Sponsor did not purchase any public shares in the initial public offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 406,250 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture. At June 30, 2021 and December 31, 2020, there are 7,500,000 Founder Shares outstanding.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended June 30, 2021 and 2020, the Company incurred $30,000 in fees for these services, and for the six months ended June 30, 2021 and 2020, the Company incurred $60,000 and $67,000, respectively, in fees for these services of which $60,000 and $20,000 is included in accrued expenses in the accompanying condensed balance sheet as of June 30, 2021 and December 31, 2020, respectively.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private placement warrants. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,467,645 and 4,960,144 shares of Class A common stock issued or outstanding, excluding 26,532,355 and 25,039,856 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 8.	WARRANT LIABILITY

As of June 30, 2021 and December 31, 2020, there were 15,000,000 public warrants outstanding.  Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the initial public offering and (b) 30 days after the completion of a Business Combination.

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
JUNE 30, 2021
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

As of June 30, 2021 and December 31, 2020, there were 8,000,000 Private placement warrants outstanding. The Private placement warrants are identical to the Public Warrants underlying the Units sold in the initial public offering, except that the Private placement warrants and the shares of common stock issuable upon the exercise of the Private placement warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private placement warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants for Class A common stock). If the Private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2021, assets held in the trust account were comprised of $301,653,483 in money market funds, which are invested in U.S. Treasury Securities. During the six months ended June 30, 2021 and 2020, the Company withdraw $728,515 and $84,434, respectively, of interest income from the Trust Account to pay its franchise taxes.

At December 31, 2020, assets held in the trust account were comprised of $1,000,838 in money market funds, which are invested in U.S. Treasury Securities, and $301,328,657 in U.S. Treasury Bills.

CHP MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains (loss) and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gains	Fair Value
June 30, 2021	Liquid Treasury Money Market Fund	1	$301,653,483	$0	$301,653,483
December 31, 2020	U.S. Treasury Securities (Matured on 01/07/2021) (1)	1	$301,328,657	$(2,966)	$301,325,691

(1) The Company notes that the U.S. Treasury Securities were reinvested with the funds from the previously matured securities

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$13,650,000	$19,500,000
Warrant Liability – Private Placement Warrants	3	$7,280,000	$17,200,000

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

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.95	$10.26
Volatility	18.0%	26.6%
Term	5.00	5.00
Risk-free rate	0.63%	0.42%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	17,200,000
Change in fair value	(9,920,000)
Fair value as of June 30, 2021	$7,280,000

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2020	3,920,000	7,350,000	11,270,000
Transfer to Level 1	—	(7,350,000)	(7,350,000)
Change in valuation inputs or other assumptions	3,920,000	—	400,000
Fair value as of June 30, 2020	$7,840,000	$—	$7,840,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2020 was $7,350,000. There were no transfers in fair value measurements during the six months ended June 30, 2021.

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

For the three months ended June 30, 2021, we had a net loss of $3,118,687, which consists of the change in fair value of warrant liability of $2,530,000 and operating costs of $606,535, offset by interest income on marketable securities held in the trust account of $17,848.

For the six months ended June 30, 2021, we had a net income of $14,924,991, which consists of the change in fair value of warrant liability of $15,770,000 and interest income on marketable securities held in the trust account of $52,503, offset by operating costs of $897,512.

For the three months ended June 30, 2020, we had a net loss of $9,719,140, which consists of the change in fair value of warrant liability of $10,120,000, operating costs of $146,810 and provision for income tax of $132,291, offset by interest income on marketable securities held in the trust account of $679,961.

For the six months ended June 30, 2020, we had a net loss of $10,117,191, which consists of the change in fair value of warrant liability of $11,270,000, operating costs of $311,907 and provision for income tax of $362,772, offset by interest income on marketable securities held in the trust account of $1,827,488.

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

For the six months ended June 30, 2021, cash used in operating activities was $776,629. For the six months ended June 30, 2021, net income of $14,924,991 was impacted by interest earned on marketable securities held in the trust account of $52,503, the non-cash charge for the change in fair value of warrant liability of $15,770,000 and changes in operating assets and liabilities, which used $120,883 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in trust of $301,653,483 comprised of money market funds, which are invested in U.S. Treasury Securities. Interest earned on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2021 and 2020, the Company withdrew $728,515 and $84,434, respectively, of interest income from the Trust Account to pay its franchise taxes.

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

As of June 30, 2021, we had $556,131 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on July 22, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

CHP MERGER CORP.

Date: August 16, 2021		/s/ James T. Olsen
	Name:	James T. Olsen
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 16, 2021		/s/ Benson Jose
	Name:	Benson Jose
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)