Form 10-Q
period 2021-09-30
CHP Merger Corp.
filed 2021-11-15
CIK 1785041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 30,000,000 shares of Class A common stock, $0.0001 par value, and 7,500,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

CHP MERGER CORP.
Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CHP MERGER CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
ASSETS
Current assets
Cash	$380,589	$604,245
Prepaid expenses	34,421	—
Total Current Assets	415,010	604,245

Investments held in Trust Account	301,660,344	302,329,495
TOTAL ASSETS	$302,075,354	$302,933,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$851,270	$250,090
Income taxes payable	—	85,088
Total Current Liabilities	851,270	335,178

Warrant liability	12,650,000	36,700,000
Deferred underwriting fee payable	10,500,000	10,500,000
TOTAL LIABILITIES	24,001,270	47,535,178

Commitments and Contingencies

Class A common stock subject to possible redemption, 30,000,000 shares as of September 30, 2021 and December 31, 2020 (at $10.00 per share)	300,000,000	300,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2021 (excluding 30,000,000 common stock subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding as of September 30, 2021 and December 31,2020	750	750
Additional paid-in capital	—	—
Accumulated Deficit	(21,926,666)	(44,602,188)
Total Stockholders’ Deficit	(21,925,916)	(44,601,438)
Total Liabilities and Stockholders’ Deficit	$302,075,354	$302,933,740

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

General and administrative expenses	$536,330	$140,833	$1,433,842	$452,740
Loss from operations	(536,330)	(140,833)	(1,433,842)	(452,740)

Other income (expense):
Change in fair value of warrant liability	8,280,000	(3,450,000)	24,050,000	(14,720,000)
Interest earned on marketable securities held in Trust Account	6,861	89,159	59,364	1,916,647
Total other income (expense), net	8,286,861	(3,360,841)	24,109,364	(12,803,353)

Income (loss) before income taxes	7,750,531	(3,501,674)	22,675,522	(13,256,093)
Provision for income taxes	—	(8,224)	—	(370,996)
Net income (loss)	$7,750,531	$(3,509,898)	$22,675,522	$(13,627,089)

Weighted average shares outstanding of Class A common stock	30,000,000	30,000,000	30,000,000	30,000,000

Basic and diluted net income (loss) per share. Class A common stock	$0.21	$(0.09)	$0.60	$(0.36)

Weighted average shares outstanding of Class B common stock	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.21	$(0.09)	$0.60	$(0.36)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
REVISED
(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	7,500,000	$750	$—	$(44,602,188)	$(44,601,438)

Net income	—	—	—	—	—	18,043,678	18,043,678

Balance – March 31, 2021 (unaudited)	—	—	7,500,000	750	—	(26,558,510)	(26,557,760)

Net loss	—	—	—	—	—	(3,118,687)	(3,118,687)

Balance – June 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(29,677,197)	$(29,676,447)

Net income	—	—	—	—	—	7,750,531	7,750,531

Balance – September 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(21,926,666)	$(21,925,916)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2020	—	$—	7,500,000	$750	$—	$(20,132,101)	$(20,131,351)

Net loss	—	—	—	—	—	(398,051)	(398,051)

Balance – March 31, 2020 (unaudited)	—	—	7,500,000	$750	—	(20,530,152)	(20,529,402)

Net loss	—	—	—	—	—	(9,719,140)	(9,719,140)

Balance – June 30, 2020 (unaudited)	—	$—	7,500,000	$750	$—	$(30,249,292)	$(30,248,542)

Net loss	—	—	—	—	—	(3,509,898)	(3,509,898)

Balance – September 30, 2020 (unaudited)	—	$—	7,500,000	$750	$—	$(33,759,190)	$(33,758,440)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$22,675,522	$(13,627,089)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(24,050,000)	14,720,000
Interest earned on investments held in Trust Account	(59,364)	(1,916,647)
Changes in operating assets and liabilities:
Prepaid expenses	(34,421)	72,444
Accounts payable and accrued expenses	601,180	100,342
Income taxes payable	(85,088)	48,953
Net cash used in operating activities	(952,171)	(601,997)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment of federal income and franchise taxes	728,515	84,433
Net cash provided by investing activities	728,515	84,433

Net Change in Cash	(223,656)	(517,564)
Cash – Beginning	604,245	1,301,607
Cash – Ending	$380,589	$784,043

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

CHP Merger Corp. (the “Company”) is a blank check company incorporated in Delaware on July 31, 2019. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“initial public offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering.

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

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or  complete a Business Combination by November 26, 2021, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 26, 2021.  The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
NOTE 2.	REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously classified a portion of its Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the Company.

The impact of the revision on the Company’s condensed financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2020 (audited)
Class A common stock subject to possible redemption	$250,398,560	$49,601,440	$300,000,000
Class A common stock	$496	$(496)	$—
Additional paid-in capital	$24,469,835	$(24,469,835)	$—
Retained earnings	$(19,471,079)	$(25,131,109)	$(44,602,188)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(38,758,450)	$(44,601,438)

Statement of Operations for the Three Months Ended September 30, 2020 (unaudited)
Weighted average shares outstanding, Class A redeemable common stock	30,000,000	—	30,000,000
Basic and diluted net income per share, Class A redeemable common stock	$—	$(0.09)	$(0.09)
Weighted average shares outstanding, Class A and Class B non-redeemable common stock	7,500,000	—	7,500,000
Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$(0.47)	$0.38	$(0.09)

Statement of Operations for the Nine Months Ended September 30, 2020 (unaudited)
Weighted average shares outstanding, Class A redeemable common stock	30,000,000	—	30,000,000
Basic and diluted net income per share, Class A redeemable common stock	$0.05	$(0.41)	$(0.36)
Weighted average shares outstanding, Class A and Class B non-redeemable common stock	7,500,000	—	7,500,000
Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$(2.00)	$(1.64)	$(0.36)

Net Loss	$(13,629,089)	$2,000	$(13,627,089)

Statement of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited)
Change in value of Class A common stock subject to possible redemption	$1,092,910	$(1,092,910)	$—

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 22, 2021, which contains the audited condensed financial statements and notes thereto. The condensed financial information as of December 31, 2020 is derived from the audited condensed financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 30,000,000 shares of Class A common stock subject to possible redemption at September 30, 2021 and December 31, 2020, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stocks resulted in charges against additional paid-in capital and accumulated deficit.
At September 30, 2021, the Class A common stocks reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	$(10,950,000)
Class A common stocks issuance costs	$(14,277,493)
Plus:
Accretion of carrying value to redemption value	$25,227,493
Class A common stocks subject to possible redemption	$300,000,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, all deferred tax assets were offset by a full valuation allowance.

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2021 and 2020, the Company recorded $0 and $8,224 income tax expense, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded $0 and $370,996 income tax expense, respectively. The Company’s effective tax rate for three and nine months ended September 30, 2021 and 2020 were approximately 0% and (16%), which differs from the expected income tax rate due to the start-up costs and the change in fair value of warrant liabilities which are not currently deductible and the change in valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 23,000,000 Class A common stocks in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$6,200,425	$1,550,106	$(2,807,918)	(701,980)	$18,140,418	$4,535,104	$(10,091,671)	$(2,725,418)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net income (loss) per common stock	$0.21	$0.21	$(0.09)	(0.09)	$0.60	$0.60	$(0.36)	$(0.36)

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liability (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
NOTE 4.	PUBLIC OFFERING

Pursuant to the initial public offering, the Company sold 30,000,000 Units at a price of $10.00 per Unit, which included the partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 10).

NOTE 5.	PRIVATE PLACEMENT

Simultaneously with the closing of the initial public offering, our Sponsor purchased an aggregate of 8,000,000 Private placement warrants at a purchase price of $1.00 per Private placement warrant for an aggregate purchase price of $8,000,000. Each Private placement warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 10). A portion of the proceeds from the Private placement warrants was added to the proceeds from the initial public offering held in the trust account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private placement warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private placement warrants will expire worthless.

NOTE 6.	RELATED PARTY TRANSACTIONS

Founder Shares

In August 2019, our Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In October 2019, our Sponsor transferred 25,000 Founder Shares to each of the Company’s directors, for a total of 75,000 Founder Shares transferred. On November 21, 2019, the Company effected a stock dividend of 718,750 shares with respect to its Class B common stock, resulting in our Sponsor holding an aggregate of 7,906,250 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holders, on a one-for-one basis, subject to certain adjustments, as described in Note 8.

The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture by our Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the initial public offering (assuming our Sponsor did not purchase any public shares in the initial public offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 406,250 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture. At September 30, 2021 and December 31, 2020, there are 7,500,000 Founder Shares outstanding.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on November 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2021 and 2020, the Company incurred $30,000 in fees for these services, and for the nine months ended September 30, 2021 and 2020, the Company incurred $90,000 and $97,000, respectively, in fees for these services of which $90,000 and $20,000 is included in accrued expenses in the accompanying condensed balance sheets as of September 30, 2021 and December 31, 2020, respectively.

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

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private placement warrants. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

NOTE 7.	COMMITMENTS AND CONTINGENCIES

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

NOTE 8.	STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020 all 30,000,000 shares of Class A common stock issued and outstanding were subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock issued and outstanding.

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

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
NOTE 9.	WARRANT LIABILITY

As of September 30, 2021 and December 31, 2020, there were 15,000,000 public warrants outstanding.  Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the initial public offering and (b) 30 days after the completion of a Business Combination.

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

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
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

As of September 30, 2021 and December 31, 2020, there were 8,000,000 Private placement warrants outstanding. The Private placement warrants are identical to the Public Warrants underlying the Units sold in the initial public offering, except that the Private placement warrants and the shares of common stock issuable upon the exercise of the Private placement warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 7). Additionally, the Private placement warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants for Class A common stock). If the Private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2021, assets held in the trust account were comprised of $301,660,344 in money market funds, which are invested in U.S. Treasury Securities. During the nine months ended September 30, 2021 and 2020, the Company withdraw $728,515 and $84,433, respectively, of interest income from the Trust Account to pay its franchise taxes.

At December 31, 2020, assets held in the trust account were comprised of $1,000,838 in money market funds, which are invested in U.S. Treasury Securities, and $301,328,657 in U.S. Treasury Bills.

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains (loss) and fair value of held-to-maturity securities at September 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gains	Fair Value
September 30, 2021	Liquid Treasury Money Market Fund	1	$301,660,344	$0	$301,660,344
December 31, 2020	U.S. Treasury Securities (Matured on 01/07/2021) (1)	1	$301,328,657	$(2,966)	$301,325,691

(1) The Company notes that the U.S. Treasury Securities were reinvested with the funds from the previously matured securities

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$8,250,000	$19,500,000
Warrant Liability – Private Placement Warrants	3	$4,400,000	$17,200,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Public Warrants were initially valued using a binomial lattice model, incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement.  As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s shares of common stock. The expected volatility of the Company’s shares of common stock was determined based on the implied volatility of the Public Warrants.

The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability:

	September 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$10.02	$10.26
Volatility	13.2%	26.6%
Term	5.00	5.00
Risk-free rate	0.67%	0.42%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	2021	2020
Fair value as of January 1	17,200,000	11,270,000
Change in fair value	(10,800,000)	400,000
Transfers to Level 1	—	(7,350,000)
Fair value as of March 31	6,400,000	4,320,000
Change in fair value	880,000	3,520,000
Fair value as of June 30	7,280,000	7,840,000
Change in fair value	(2,880,000)	1,200,000
Fair value as of September 30	$4,400,000	$9,040,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.There were no transfers in fair value measurements during the nine months ended September 30, 2021.

NOTE 11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On November 15, 2021, the Company announced a proposed business combination (the “Business Combination”) between CHP and Integrity Implants Inc. d/b/a Accelus. The Company issued a press release announcing the execution of the Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Accelerate Merger Sub, Inc., a wholly-owned subsidiary of the Company, and Accelus. The Business Combination was unanimously approved by CHP’s board of directors on November 14, 2021, and the Business Combination Agreement was signed on November 15, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the three months ended September 30, 2021, we had a net income of $7,750,531, which consists of the change in fair value of warrant liability of $8,280,000 and interest income on marketable securities held in the trust account of $6,861, offset by operating costs of $536,330.

For the nine months ended September 30, 2021, we had a net income of $22,675,522, which consists of the change in fair value of warrant liability of $24,050,000 and interest income on marketable securities held in the trust account of $59,364, offset by operating costs of $1,433,842.

For the three months ended September 30, 2020, we had a net loss of $3,509,898, which consists of the change in fair value of warrant liability of $3,450,000, general and administrative expenses of $140,833, and provision for income tax of $8,224, offset by interest income on marketable securities held in the trust account of $89,159.

For the nine months ended September 30, 2020, we had a net loss of $13,627,089, which consists of the change in fair value of warrant liability of $14,720,000, general and administrative expenses of $452,740, and provision for income tax of $370,996, offset by interest income on marketable securities held in the trust account of $1,916,647.

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

For the nine months ended September 30, 2021, cash used in operating activities was $952,171. For the nine months ended September 30, 2021, net income of $22,675,522 was affected by interest earned on marketable securities held in the trust account of $59,364, the non-cash charge for the change in fair value of warrant liability of $24,050,000. Changes in operating assets and liabilities provided $481,671 of cash from operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $601,997. For the nine months ended September 30, 2020, net loss of $13,627,089 was affected by interest earned on marketable securities held in the trust account of $1,916,647, the non-cash charge for the change in fair value of warrant liability of $14,720,000. Changes in operating assets and liabilities provided $221,739 of cash from operating activities.

As of September 30, 2021, we had cash and marketable securities held in trust of $301,660,344 comprised of money market funds, which are invested in U.S. Treasury Securities. Interest earned on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2021 and 2020, the Company withdrew $728,515 and $84,433, respectively, of interest income from the Trust Account to pay its franchise taxes.

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

As of September 30, 2021, we had $380,589 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or  complete a Business Combination by November 26, 2021, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 26, 2021.  The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The measurement of the Private Warrants for periods subsequent to the initial measurement were valued using a binomial lattice model.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As at September 30, 2021, this had not been fully remediated.

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

CHP MERGER CORP.

Date: November 15, 2021		/s/ James T. Olsen
	Name:	James T. Olsen
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 15, 2021		/s/ Benson Jose
	Name:	Benson Jose
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)