Form 10-K/A
period 2020-12-31
CHP Merger Corp.
filed 2022-01-06
CIK 1785041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

As of December 31, 2021, 30,000,000 shares of Class A common stock, $0.0001 par value, and 7,500,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

i

EXPLANATORY NOTE

CHP Merger Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 2), or this Amendment, to amend our Annual Report on Form 10-K Amendment No.1 for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on July 1, 2021, or the Amendment No. 1, to restate our financial statements as of and for the year ended December 31, 2020. We are also restating the financial statement as of November 26, 2019 (the “November 26, 2019 Balance Sheet”), and the financial statements and related footnote disclosures included in the Annual Report on Form 10-K as of and for the period ended December 31, 2019 (the “2019 10-K”).

Restatement Background

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on December 7, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On December 20, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management that the Company’s previously issued (i) audited balance sheet as of November 26, 2019 (the "Post IPO Balance Sheet"), as previously restated in the Amendment No. 1, (ii) audited financial statements as of December 31, 2019 and for the period from July 31, 2019 (inception) through December 31, 2019 (the “FY 2019 Financial Statements”), as previously restated in Amendment No. 1; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2020 (the “Q1 2020 Financial Statements”), as previously restated in the Amendment No. 1, (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2020 (the “Q2 2020 Financial Statements"), as previously restated in the Amendment No. 1, (v) unaudited interim financial statements as of and for the three and nine months ended September 30, 2020 (the “Q3 2020 Financial Statements”), as previously restated in the Amendment No. 1, (vi) audited financial statements as of December 31, 2020 (the “FY 2020 Financial Statements”), as previously restated in the Amendment No. 1; (vii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on August 9, 2021; and (viii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2019 and FY 2020 Financial Statements are being restated in this Amendment No. 2 and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on the Company’s cash position and the cash balance held in trust account.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of CHP Merger Corp., as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or the Current Report on Form 8-K with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This resulted in a restatement of our warrant liabilities, Class A common stock subject to possible redemption, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, Earnings Per Share and related financial disclosures for the Affected Period.

To respond to this material weakness, we plan to increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting and reporting of complex financial instruments, see “Note 2; Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as the Explanatory Note and Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of CHP Merger Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) the Post IPO Balance Sheet, as previously restated in the 2020 Form 10-K/A No. 1,  (ii) FY 2019 statements as previously restated in the 2020 Form 10-K/A No. 1 and,  (iii) FY 2020 statements as previously restated in the 2020 Form 10-K/A No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on October 20, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of our Company.

On December 20, 2021, the Audit Committee concluded, after discussion with the Company’s management, that our previously issued (i) Post IPO Balance sheet, as previously restated in the 2020 Form 10-K/A No. 1, (ii) FY 2019 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, , (iii) FY 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, (iii) Q1 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on August 9, 2021 and (iv) Q2 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Post IPO Balance Sheet and the FY 2019 and FY 2020 Financial Statements herein and intends to restate the Q1 2021 Financial Statements and the Q2 2021 Financial Statements in the Q3 Form 10-Q/A.

The restatement does not have an impact on our cash position and the cash balance held in trust account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our Original Financial Statements. We are restating our historical financial results to reclassify the accounting for complex financial instruments pursuant to ASC 815-40. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

Going Concern

We have until May 26, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 26, 2022.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares.  Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020.

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

In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over the Company’s accounting and reporting of  complex financial instruments. This resulted in a restatement of our Class A common stock subject to possible redemption, warrant liability, change in fair value of warrant liability, additional paid-in capital, accumulated deficit, earnings per share and related financial disclosures for the Affected Period. Notwithstanding the material weakness described below, our management has concluded that our restated audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatements described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. This material weakness resulted in a material misstatement of our additional paid-in capital and retained earnings (accumulated deficit), Class A common stock subject to possible redemption and earnings per share as of and for the year ended December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting and reporting for complex financial instruments and concluded that our previously issued financial statements as of and for the periods ended December 31, 2020 and 2019, as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 and as of November 26, 2019 should not be relied on because of a misapplication in the guidance on warrant accounting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in Note 2 to the Notes to our Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of January, 2022.

By:	/s/ James T. Olsen
Name: James T. Olsen
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James T. Olsen	Chief Executive Officer	January 5, 2022
James T. Olsen

/s/ Benson Jose	Chief Financial Officer	January 5, 2022
Benson Jose

/s/ Joseph R. Swedish	Chairman of the Board	January 5, 2022
Joseph R. Swedish

/s/ James Deal	Director	January 5, 2022
James Deal

/s/ Ken Goulet	Director	January 5, 2022
Ken Goulet

/s/ Jack Krouskup	Director	January 5, 2022
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 and 2019 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on May 26, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern as also described in Note 1. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
July 21, 2021, except for the effect of the restatement disclosed in Note 2, as to which the date is January 5, 2022

CHP MERGER CORP.
BALANCE SHEETS
(As Restated)

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash	$604,245	$1,301,607
Prepaid expenses	—	103,344
Total Current Assets	604,245	1,404,951

Cash and marketable securities held in Trust Account	302,329,495	300,427,494
TOTAL ASSETS	$302,933,740	$301,832,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$250,090	$121,753
Income taxes payable	85,088	72,043
Total Current Liabilities	335,178	193,796

Warrant liability	36,700,000	11,270,000
Deferred underwriting fee payable	10,500,000	10,500,000
TOTAL LIABILITIES	47,535,178	21,963,796

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 30,000,000 shares issued and outstanding as of December 31, 2020 and 2019, (at $10.00 redemption value per share)	300,000,000	300,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) as of December 31, 2020 and 2019	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding at December 31, 2020 and 2019	750	750
Additional paid-in capital	—	—
Accumulated Deficit	(44,602,188)	(20,132,101)
Total Stockholders’ Deficit	(44,601,438)	(20,131,351)
Total Liabilities and Stockholders’ Deficit	$302,933,740	$301,832,445

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
STATEMENTS OF OPERATIONS
(As Restated)

	Year Ended December 31, 2020	For the Period from July 31, 2019 (Inception) Through December 31, 2019
General and administrative expenses	$651,434	$170,940
Loss from operations	(651,434)	(170,940)

Other income:
Change in fair value of warrant liability	(25,430,000)	5,520,000
Transaction costs allocable to warrant liability	—	(633,369)
Interest earned on marketable securities held in Trust Account	1,986,435	427,494
Other (expense) income, net	(23,443,565)	5,314,125

(Loss) income before provision for income taxes	(24,094,999)	5,143,185
Provision for income taxes	(375,088)	(72,043)
Net (loss) income	$(24,470,087)	$5,071,142

Weighted average shares outstanding of Class A common stock	30,000,000	7,142,857
Basic and diluted net income per common share, Class A	$(0.65)	$0.36

Weighted average shares outstanding of Class B common stock	7,500,000	7,027,027
Basic and diluted net (loss) income per common share, Class B	$(0.65)	$0.36

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Capital	Deficit	Deficit
Balance – July 31, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,906,250	791	24,209	—	25,000

Proceeds received in excess of fair value of Private placement warrants	—	—	—	—	2,160,000	—	2,160,000

Forfeiture of Founder shares	—	—	(406,250)	(41)	41	—	—

Accretion of Class A common stock to redemption value	—	—	—	—	(2,184,250)	(25,203,243)	(27,387,493)

Net income	—	—	—	—	—	5,071,142	5,071,142
Balance – December 31, 2019	—	$—	7,500,000	$750	$—	$(20,132,101)	$(20,131,351)

Net loss	—	—	—	—	—	(24,470,087)	(24,470,087)
Balance – December 31, 2020	—	$—	7,500,000	$750	$—	$(44,602,188)	$(44,601,438)

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

Following the closing of the initial public offering on November 26, 2019, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the initial public offering and the sale of the Private placement warrants was placed in a trust account (the “trust account”) which is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination by November 26, 2021, subsequently extended to May 26, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the distribution of the trust account, as described below.

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

The Company will have until May 26, 2022 or such later date as a result of a stockholder vote to amend the Amendment and Restarted Certificate of Incorporation, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Codification ("ASC") 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by May 26, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 26, 2022.  The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on June 24, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Company had previously classified a portion of its Class A common stock in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable common stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on November 26, 2019 (the “Post-IPO Balance Sheet”) and the Company’s Annual Report on 10-K for the annual period ended December 31, 2019 and 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on March 23, 2020 and March 30, 2021, respectively, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2019 and 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q for the quarterly period ended September 30, 2021 to be filed with the SEC.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated.

	As Previously Reported In form 10-K/A Amendment No. 1	Adjustments	As Restated
Balance sheet as of November 26, 2019
Class A Common Stock Subject to Possible Redemption	$269,162,690	$30,837,310	$300,000,000
Class A Common Stock	$308	$(308)	$—
Additional Paid-in Capital	$5,633,759	$(5,633,759)	$—
Accumulated Deficit	$(634,814)	$(25,203,243)	$(25,838,057)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(30,837,310)	$(25,837,307)

Number of shares subject to possible redemption	26,916,269	3,083,731	30,000,000

Balance sheet as of December 31, 2019
Class A Common Stock Subject to Possible Redemption	$274,868,640	$25,131,360	$300,000,000
Class A Common Stock	$251	$(251)	$—
Retained Earnings (Accumulated Deficit)	$4,999,008	$(25,131,109)	$(20,132,101)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(25,131,360)	$(20,131,351)

Number of shares subject to possible redemption	27,486,864	2,513,136	30,000,000

Balance sheet as of March 31, 2020 (unaudited)
Class A Common Stock Subject to Possible Redemption	$274,470,590	$25,529,410	$300,000,000
Class A Common Stock	$255	$(255)	$—
Additional Paid-in Capital	$398,046	$(398,046)	$—
Retained Earnings (Accumulated Deficit)	$4,600,957	$(25,131,109)	$(20,530,152)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(25,529,410)	$(20,529,402)

Number of shares subject to possible redemption	27,447,059	2,552,941	30,000,000

Balance sheet as of June 30, 2020 (unaudited)
Class A Common Stock Subject to Possible Redemption	$264,751,450	$35,248,550	$300,000,000
Class A common stock	$352	$(352)	$—
Additional Paid-in Capital	$10,117,089	$(10,117,089)	$—
Accumulated Deficit	$(5,118,183)	$(25,131,109)	$(30,249,292)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(35,248,550)	$(30,248,592)

Number of shares subject to possible redemption	26,475,145	3,524,855	30,000,000

Balance sheet as of September 30, 2020 (unaudited)
Class A Common Stock Subject to Possible Redemption	$261,241,550	$38,758,450	$300,000,000
Class A Common Stock	$388	$(388)	$—
Additional Paid-in Capital	$13,626,953	$(13,626,953)	$—
Accumulated Deficit	$(8,628,081)	$(25,131,109)	$(33,759,190)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(38,758,450)	$(33,758,440)

Number of shares subject to possible redemption	26,124,155	3,875,845	30,000,000

Balance sheet as of December 31, 2020
Class A Common Stock Subject to Possible Redemption	$250,398,560	$49,601,440	$300,000,000
Class A Common Stock	$496	$(496)	$—
Additional Paid-in Capital	$24,469,835	$(24,469,835)	$—
Accumulated Deficit	$(19,471,079)	$(25,131,109)	$(44,602,188)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(49,601,440)	$(44,601,438)

Number of shares subject to possible redemption	25,039,856	4,960,144	30,000,000

Statement of Operations for the period from July 31, 2019 (inception) through December 31, 2019
Weighted average shares outstanding of Class A common stock	30,000,000	(22,857,143)	7,142,857
Basic and diluted net income loss per share, Class A common stock	$0.01	$0.35	$0.36
Weighted average shares outstanding of Class B common stock	7,795,706	—	7,027,027
Basic and diluted net income (loss) per share, Class B common stock	$0.62	$(0.26)	$0.36

Statement of Operations for the three months ended March 31, 2020 (unaudited)
Weighted average shares outstanding of Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.03	$(0.04)	$(0.01)
Weighted average shares outstanding of Class B common stock	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$(0.17)	$0.16	$(0.01)

Statement of Operations for the three months ended June 30, 2020 (unaudited)
Weighted average shares outstanding of Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.02	(0.28)	$(0.26)
Weighted average shares outstanding of Class B common stock	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$(1.36)	$1.10	(0.26)

Statement of Operations for the six months ended June 30, 2020 (unaudited)
Weighted average shares outstanding of Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.32)	$(0.27)
Weighted average shares outstanding of Class B common stock	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$(1.53)	$1.26	$(0.27)

Statement of Operations for the three months ended September 30, 2020 (unaudited)
Weighted average shares outstanding of Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.00	(0.09)	(0.09)
Weighted average shares outstanding of Class B common stock	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$(0.47)	0.38	(0.09)

Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Weighted average shares outstanding of Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income per share, Class A common stock	$0.05	(0.41)	(0.36)
Weighted average shares outstanding of Class B common stock	7,500,000	—	7,500,000
Basic and diluted net loss per share, Class B common stock	$(2.00)	1.64	(0.36)

Statement of Operations for the year ended December 31, 2020
Weighted average shares outstanding of Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.05	(0.70)	(0.65)
Weighted average shares outstanding of Class B common stock	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$(3.45)	2.80	(0.65)

The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the impacted shareholders’ equity accounts above.

Statement of Cash Flows for period from July 31, 2019 (inception) through December 31, 2019
Initial classification of Class A common stock subject to possible redemption	$269,162,690	$30,837,310	$300,000,000
Change in value of Class A common shares subject to redemption	$5,705,950	$(5,705,950)	$—

Statement of Cash Flows for the three months ended March 31, 2020 (unaudited)
Change in value of Class A common shares subject to redemption	$(398,050)	$398,050	$—

Statement of Cash Flows for the six months ended June 30, 2020 (unaudited)
Change in value of Class A common shares subject to redemption	$(10,117,190)	10,117,190	$—

Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Change in value of Class A common shares subject to redemption	$(13,627,090)	13,627,090	$—

Statement of Cash Flows for the year ended December 31, 2020
Change in value of Class A common shares subject to redemption	$24,470,080	(24,470,080)	$—

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 30,000,000 shares of Class A common stock subject to possible redemption at December 31, 2019 and December 31, 2020, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At December 31, 2020, the Class A common stocks reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	$(10,950,000)
Class A common stocks issuance costs	$(16,437,493)
Plus:
Accretion of carrying value to redemption value	$27,387,493
Class A common stocks subject to possible redemption	$300,000,000

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 23,000,000 Class A common stocks in the aggregate. As of December 31, 2019 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Year Ended December 31, 2020		Period of Inception to December 31, 2019
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	(19,576,070)	(4,894,017)	2,556,298	2,514,844
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000	7,142,857	7,027,027
Basic and diluted net income (loss) per common stock	(0.65)	(0.65)	0.36	0.36

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

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 0 shares of Class A common stock issued and outstanding, excluding 30,000,000 shares of Class A common stock subject to possible redemption and therefore classified as temporary equity.

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

Redemption of warrants for cash.Once the warrants become exercisable, the Company may call the warrants for redemption:

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below and in Note 2, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.

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