Form 10-Q/A
period 2021-09-30
CHP Merger Corp.
filed 2022-01-06
CIK 1785041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

CHP MERGER CORP.
Quarterly Report on Form 10-Q/A

i

EXPLANATORY NOTE

CHP Merger Corp., Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

    The Company has re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on December 7, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

    On December 20, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on August 9, 2021; and (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position and the cash balance held in the trust account.

   The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 21, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

   In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CHP MERGER CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$380,589	$604,245
Prepaid expenses	34,421	—
Total Current Assets	415,010	604,245

Investments held in Trust Account	301,660,344	302,329,495
TOTAL ASSETS	$302,075,354	$302,933,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued expenses	$851,270	$250,090
Income taxes payable	—	85,088
Total Current Liabilities	851,270	335,178

Warrant liability	12,650,000	36,700,000
Deferred underwriting fee payable	10,500,000	10,500,000
TOTAL LIABILITIES	24,001,270	47,535,178

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value, 30,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (at $10.00 redemption value per share)	300,000,000	300,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2021 (excluding 30,000,000 common stock subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding as of September 30, 2021 and December 31,2020	750	750
Additional paid-in capital	—	—
Accumulated Deficit	(21,926,666)	(44,602,188)
Total Stockholders’ Deficit	(21,925,916)	(44,601,438)
Total Liabilities and Stockholders’ Deficit	$302,075,354	$302,933,740

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

CHP MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	7,500,000	$750	$—	$(44,602,188)	$(44,601,438)

Net income	—	—	—	—	—	18,043,678	18,043,678

Balance – March 31, 2021 (unaudited) (see Note 2 – as restated)	—	—	7,500,000	750	—	(26,558,510)	(26,557,760)

Net loss	—	—	—	—	—	(3,118,687)	(3,118,687)

Balance – June 30, 2021 (unaudited) (see Note 2 – as restated)	—	$—	7,500,000	$750	$—	$(29,677,197)	$(29,676,447)

Net income	—	—	—	—	—	7,750,531	7,750,531

Balance – September 30, 2021 (unaudited)	—	$—	7,500,000	$750	$—	$(21,926,666)	$(21,925,916)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2020	—	$—	7,500,000	$750	$—	$(20,132,101)	$(20,131,351)

Net loss	—	—	—	—	—	(398,051)	(398,051)

Balance – March 31, 2020 (unaudited)	—	—	7,500,000	$750	—	(20,530,152)	(20,529,402)

Net loss	—	—	—	—	—	(9,719,140)	(9,719,140)

Balance – June 30, 2020 (unaudited)	—	$—	7,500,000	$750	$—	$(30,249,292)	$(30,248,542)

Net loss	—	—	—	—	—	(3,509,898)	(3,509,898)

Balance – September 30, 2020 (unaudited)	—	$—	7,500,000	$750	$—	$(33,759,190)	$(33,758,440)

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an additional extension of the deadline or  complete a Business Combination by May 26, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 26, 2022.  The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

CHP MERGER CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021 (Unaudited)
NOTE 2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously classified a portion of its Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on November 26, 2019 (the “Post-IPO Balance Sheet”) and the Company's Annual Report on 10-K for the annual period ended December 31, 2019 and 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on March 23, 2020 and March 30, 2021, respectively, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued unaudited financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30. 2021.  The Company’s audited financial statements covering the periods through December 31, 2019 and 2020 will be restated in an amended financial statement on Form 10-K/A (Amendment No.2) for the period ended December 31, 2020 to be filed with the SEC.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

The impact of the restatement on the Company’s condensed financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$268,442,238	$31,557,762	$300,000,000
Class A common stock	$316	$(316)	$—
Additional paid-in capital	$6,426,337	$(6,426,337)	$—
Accumulated deficit	$(1,427,401)	$(25,131,109)	$(26,558,510)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(31,557,762)	$(26,557,760)

Number of shares subject to possible redemption	26,844,224	3,155,776	30,000,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$265,323,550	$34,676,450	$300,000,000
Class A common stock	$347	$(347)	$—
Additional paid-in capital	$9,544,994	$(9,544,994)	$—
Accumulated deficit	$(4,546,088)	$(25,131,109)	$(29,677,197)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(34,676,450)	$(29,676,447)

Number of shares subject to possible redemption	26,532,355	3,467,645	30,000,000

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income per share, Class A common stock	$—	$0.48	$0.48
Weighted average shares outstanding, Class B common stock	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$2.41	$(1.93)	$0.48

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income per share, Class A common stock	$—	$(0.08)	$(0.08)
Weighted average shares outstanding, Class B common stock	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$(0.42)	$0.34	$(0.08)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A common stock	30,000,000	—	30,000,000
Basic and diluted net income per share, Class A common stock	$—	$0.40	$0.40
Weighted average shares outstanding, Class B common stock	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share, Class B common stock	$1.99	$(1.59)	$0.40

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$18,043,678	$(18,043,678)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$14,924,990	$(14,924,990)	$—

The Company's statement of stockholders' equity (deficit) has been restated to reflect the changes to the impacted shareholders' equity accounts described above.

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as disclosed below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Amended Quarterly Report including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K/A for the year ending December 31, 2020 filed with the SEC on July 22, 2021. The Company’s filings pursuant to the Securities Act and Exchange Act can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an additional extension of the deadline or complete a Business Combination by May 26, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 26, 2022.  The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of our financial statements as of September 30, 2021, we concluded we were appropriate to restate the presentation of shares of Class A common stock subject to possible redemption to reflect its public shares within temporary equity after determining the public shares redemption feature is not solely within our control. As part of such process, we identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result of the foregoing. We cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the temporary equity, the resulting material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

CHP MERGER CORP.

Date: January 5, 2022		/s/ James T. Olsen
	Name:	James T. Olsen
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: January 5, 2022		/s/ Benson Jose
	Name:	Benson Jose
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)