Form 10-K
period 2021-12-31
CHP Merger Corp.
filed 2022-03-17
CIK 1785041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
 No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
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
common equity held by
non-affiliates
of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $298,500,000.
As of March
17
, 2022,
18,611,003 shares of Class A common stock, $0.0001 par value, and 7,500,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

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

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our ability to acquire stockholder approval of our business combination with Accelus (as defined herein) and consummate the transactions thereunder;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of an active trading market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.
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

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•
Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
We are seeking stockholder approval of our initial business combination, and our sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.

•	Our initial business combination is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we consummate an initial business combination by May 26, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing
COVID-19
outbreak and the status of debt and equity markets.

•	A potential target’s business could be affected by political instability, including relating to Ukraine and related sanctions or export controls imposed by the U.S., EU, UK, or other governments.

•
We may not be able to consummate an initial business combination by May 26, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
We are seeking stockholder approval of our initial business combination, and our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
We are seeking stockholder approval of our initial business combination and if we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.26 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until May 26, 2022, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

•
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

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1.	Business
In this Annual Report on Form
10-K,
references to the “Company” and to “CHP,” “we,” “us,” and “our” refer to CHP Merger Corp.
Introduction
We are a blank check company incorporated on July 31, 2019 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form
10-K
as our initial business combination. We intend to effectuate our initial business combination using cash from the trust account and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.
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
Following the closing of the initial public offering, an amount of $300,000,000 from the net proceeds of the sale of the Units in the initial public offering and the sale of the private placement warrants was placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders and the underwriters of the initial public offering, with Continental Stock Transfer & Trust Company acting as trustee. Except for the withdrawal from interest earned on the funds in the Trust Account to fund franchise and income taxes payable, or upon the redemption by public stockholders of Class A common stock in connection with certain amendments to the Company’s amended and restated certificate of incorporation, none of the funds held in the Trust Account will be released until the earlier of the completion of the Company’s initial business combination and the redemption of 100% of the shares of Class A common stock included in the Units and issued by the Company in the initial public offering if the Company is unable to consummate an initial business combination by May 26, 2022.
Our sponsor is an affiliate of Concord Health Partners, LLC, or Concord, a healthcare investment firm. We believe the experience of our team and broad network of strategic relationships with healthcare companies will allow us to source, identify and execute an attractive transaction for our stockholders.
Concord is a healthcare focused investment firm with a strategic model that optimizes the alignment of interests between investors and portfolio companies. Concord is primarily focused on investing in healthcare companies that have the potential to enhance the value of care through products, services, technologies and solutions that lower costs, improve quality of care delivery and service and/or expand access to care. Concord has completed fifteen investments to date in healthcare technology, healthcare tech-enabled services, healthcare services and medical technology.
To date, Concord has invested in venture and growth stage, private healthcare companies within the firm’s AHA Innovation Development Fund, Concord Innovation Fund II and a special purpose vehicle (“SPV”). The AHA Innovation Development Fund was formed in association with the American Hospital Association, the national organization that represents nearly 5,000 hospitals, health care systems, networks, and other providers of care, to provide an investment vehicle through which AHA Members can make strategic investments in early-stage healthcare companies—in a manner consistent with the AHA’s mission, vision, and values. Concord has developed an extensive base of strategic investors including healthcare providers and payors. Concord targets companies that can scale efficiently through commercial and strategic relationships with AHA members and health insurers. By leveraging its investor base and its relationship with the AHA, Concord aims to create incremental value by accelerating business development and shortening sales cycles to drive growth at portfolio companies.
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
Business Combination Agreement with Integrity Implants, Inc.
On November 14, 2021, our board of directors unanimously approved a business combination agreement, dated November 14, 2021, by and among the Company, Accelerate Merger Sub, Inc., a wholly owned subsidiary of CHP (“Merger Sub”), and Integrity Implants Inc. d/b/a Accelus (“Accelus”) (as amended on November 30, 2021 and December 23, 2021, as disclosed in CHP’s Current Reports on Form
8-K
filed on December 6, 2021 and December 30, 2021, respectively, and as it may be further amended and/or restated from time to time, the “Business Combination Agreement”). If the Business Combination Agreement is approved by our stockholders and the transactions under the Business Combination Agreement are consummated, Merger Sub will merge with and into Accelus (the “Merger”), with Accelus surviving the Merger as a wholly owned subsidiary of CHP. In addition, upon the effectiveness of the proposed amended and restated certificate of incorporation to be adopted by CHP pursuant to the Business Combination Agreement, CHP will be renamed “Accelus, Inc.” and is referred to herein as “New Accelus” following the consummation (the “Closing”) of the transactions described below (collectively, the “Business Combination”).
As a consequence of the Business Combination, each of the holders of CHP Class B common stock that is issued and outstanding as of immediately prior to the effective time of the merger (the “Effective Time”) will automatically convert, on a one-for-one basis,
into shares of CHP Class A common stock in accordance with the terms of our current charter. The CHP Class A common stock that is issued and outstanding as of immediately prior to the Effective Time, including the CHP Class B common stock that converts into CHP Class A common stock, will be reclassified into New Accelus common stock.
As a consequence of the Merger, on the closing date, immediately prior to the Effective Time, each share of Accelus preferred stock issued and outstanding at the Effective Time will convert into one share of Accelus common stock. As a consequence of the Merger, at the Effective Time, (i) each share of Accelus common stock issued and outstanding as of immediately prior to the Effective Time will become the right to receive a number of shares of New Accelus common stock calculated by dividing (x) the number resulting from calculating (A) 41,100,000 minus (B) the Net Debt Figure (as defined in the Business Combination Agreement), which may be positive or negative by (y) the Closing Accelus Share Number (the “Exchange Ratio”); (ii) each unexercised Accelus warrant to purchase shares of Accelus common stock, excluding the then unexercisable Accelus warrants granted or to be granted to Eastward Fund Management, LLC (“Eastward”) in connection with Eastward’s loan and security agreement and related warrant agreement, will be automatically canceled and extinguished for no consideration, and each holder thereof will cease to have any rights with respect to such warrants or any agreement related thereto, and (iii) each option to purchase shares of Accelus common stock, whether vested or unvested, that is outstanding and unexercised as of immediately prior to the Effective Time will be assumed by New Accelus and will automatically become an option (vested or unvested, as applicable) to purchase a number of shares of New Accelus common stock equal to the number of shares of Accelus common stock subject to such option immediately prior to the Effective Time multiplied by the Exchange Ratio, rounded down to the nearest whole number of shares, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by the Exchange Ratio and rounded up to the nearest whole cent.
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
If we are unable to complete our initial business combination by May 26, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Our Sponsor has agreed to waive its liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if our Sponsor acquires public shares in or after the initial public offering, such public shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the initial public offering price per Unit ($10.00).
November 2021 Extension
Initially, we were required to complete our initial business combination transaction by November 26, 2021, which was 24 months from the closing of our initial public offering. On November 24, 2021, at a special meeting of our stockholders (the “Extension Meeting”), our stockholders approved a proposal to amend our amended and restated certificate of incorporation to extend the date by which we have to consummate our initial business combination from November 26, 2021 to May 26, 2022 (the “Extension”). In connection with such proposal, our public stockholders had the right to redeem their shares for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two days prior to such stockholder vote. Our public stockholders holding 11,388,997 shares of the CHP Class A common stock (out of a total of 30,000,000 shares of CHP Class A common stock) exercised their right to redeem such shares at a redemption price of approximately $10.06 per share. Approximately $114.5 million in cash was removed from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $187.1 million.

Also in connection with the Extension, CHP and Accelus agreed subject to certain conditions to deposit into the Trust Account $0.0333 per share for each month of the Extension period (the “Monthly Contribution”), pro-rated
for partial months during the Extension period, resulting in a maximum contribution of $0.20 per share of CHP Class A common stock that was not redeemed in connection with the Extension Meeting, or an aggregate of $3,722,200.60 (the “Maximum Contribution”).
Effecting our initial business combination
General
We are not presently engaged in any operations. We intend to effectuate our initial business combination using cash from the trust account and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
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

Business Combination Procedures
In connection with the proposed Business Combination with Accelus, we will seek shareholder approval of such initial business combination at a special meeting called for such purpose at which shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination.
Public stockholders may seek to redeem the public shares that they hold, regardless of whether they vote for or against the proposed Business Combination or do not vote at the Special Meeting. Any public stockholder may request redemption of their public shares for a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. If a holder properly seeks redemption as described in this section and the Business Combination is consummated, the holder will no longer own these shares following the Business Combination.
Redemption rights for public stockholders upon completion of our initial business combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the Trust Account as of December 31, 2021 is approximately $188.4 million. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.
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
Submission of our initial business combination to a stockholder vote
Under our current charter, in connection with any proposed business combination, we must seek stockholder approval of an initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their public shares, subject to the limitations described in the prospectus for our initial public offering. Accordingly, in connection with the Business Combination, our stockholders may seek to redeem the public shares that they hold in accordance with the procedures set forth in the proxy statement/prospectus on Form
S-4,
File
No. 333-262735.
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
Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the Trust Account as of December 31, 2021 is approximately $188.4 million. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to its founder shares and any public shares it may acquire in connection with the completion of our initial business combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them.
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
We are seeking stockholder approval, and we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our initial stockholders have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial business combination. Our directors and officers also have agreed to vote in favor of our initial business combination with respect to public shares acquired by them, if any. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock entitled to vote thereon. Each public stockholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of a business combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them.
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
Limitation on redemption upon completion of our initial business combination
Notwithstanding the foregoing, we are seeking stockholder approval of our initial business combination and if we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
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
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until May 26, 2022.
Redemption of public shares and liquidation if no initial business combination
Our amended and restated certificate of incorporation provides that we will have until May 26, 2022 to complete our initial business combination. If we are unable to complete our initial business combination by such date, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination before May 26, 2022.
Competition
If we succeed in effecting a business combination with Accelus, there will be, in all likelihood, significant competition from its competitors. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Information regarding Accelus’ competition is set forth in the proxy statement/prospectus on Form
S-4,
File
No. 333-262735,
for the meeting to be called to approve the business combination with Accelus.
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

Item 1.A.	Risk Factors.
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
We are seeking stockholder approval of our initial business combination, and our initial stockholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 5,555,502, or 21.3% (assuming all outstanding shares are voted) of the 18,611,003 public shares outstanding as of March 17, 2022 to be voted in favor of our initial business combination in order to have such initial business combination approved. Assuming only the minimum number of shares representing a quorum are voted, we would need none of the 18,611,003 public shares outstanding as of March 17, 2022 to be voted in favor of our initial business combination in order to have such initial business combination approved. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholders vote. Accordingly, because we are seeking stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

The Business Combination is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.
The completion of the Business Combination is subject to a number of conditions. The completion of the Business Combination is not assured and is subject to risks, including the risk that approval of the Business Combination by our stockholders is not obtained or that there are not sufficient funds in the Trust Account, in each case subject to certain terms specified in the Business Combination Agreement, or that other Closing conditions are not satisfied. If we does not complete the Business Combination, we could be subject to several risks, including:

•	we may be liable for damages to Accelus under the terms and conditions of the Business Combination Agreement;

•
negative reactions from the financial markets, including declines in the price of our Class A common stock due to the fact that current prices may reflect a market assumption that the Business Combination will be completed; and

•	the attention of our management will have been diverted to the Business Combination rather than the pursuit of other opportunities in respect of an initial business combination.
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
At the time we entered into an agreement for our initial business combination, we did not know how many stockholders may exercise their redemption rights and, therefore, we structured the transaction based on our expectations as to the number of shares that will be submitted for redemption. Because our initial business combination agreement requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. In connection with the Extension Meeting, our public stockholders holding 11,388,997 shares of CHP Class A common stock (out of a total of 30,000,000 shares of CHP Class A common stock) exercised their right to redeem such shares at a redemption price of approximately $10.06 per share, resulting in the removal of approximately $114.5 million in cash from the Trust Account to pay such stockholders and, accordingly, after giving effect to such redemptions, the balance in the Trust Account was approximately $187.1 million. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share
value of shares held by
non-redeeming
stockholders will reflect our obligation to pay the deferred underwriting commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
Because our initial business combination agreement requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
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
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 26, 2022. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to May 26, 2022. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
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
then-U.S.
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
A potential target’s business could be affected by political instability, including relating to Ukraine and related sanctions or export controls imposed by the U.S., EU, UK, or other governments.
The ongoing conflict in Ukraine along with the responses of the governments of the United States, EU member states, the United Kingdom, and other nations have the potential to materially adversely affect a potential target business’s operations or assets in or (direct or indirect) dealings with parties organized or located within Ukraine, Russia, and Belarus. Due to recent geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies may respond with countermeasures, which could further restrict the target business’s operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy. Any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case, assuming CHP and Accelus make the Maximum Contribution, our public stockholders may receive only $10.26 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination by May 26, 2022. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of
COVID-19
continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, assuming CHP and Accelus make the Maximum Contribution, our public stockholders may receive only $10.26 per share, or less than $10.26 per share, on the redemption of their shares, and our warrants will expire worthless.
We are seeking stockholder approval of our initial business combination, and our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
We are seeking stockholder approval of our initial business combination and if we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling public stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We would expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
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
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 26, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; and (3) the redemption of all of our public shares if we are unable to complete our initial business combination by May 26, 2022, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds in connection with such an amendment to our certificate of incorporation would still have rights to the funds held in the trust account in connection with any other applicable amendment to our certificate of incorporation and a subsequent business combination to the extent they are then stockholders. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
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

We are seeking stockholder approval of our initial business combination and if we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
We are seeking stockholder approval of our initial business combination and if we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering, without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.26 per share, assuming CHP and Accelus make the Maximum Contribution, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.26 per share, assuming CHP and Accelus make the Maximum Contribution, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
If the funds not being held in the trust account are insufficient to allow us to operate until May 26, 2022, we may be unable to complete our initial business combination.
The funds available to us outside of the trust account may not be sufficient to allow us to operate until May 26, 2022, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until May 26, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.26 per share, assuming CHP and Accelus make the Maximum Contribution, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
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
As of December 31, 2021, we had cash of $98,614 held outside of the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.26 per share, assuming CHP and Accelus make the Maximum Contribution, or less in certain circumstances, and our warrants will expire worthless.
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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.26 per share held in the trust account, assuming CHP and Accelus make the Maximum Contribution, due to claims of such creditors.
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
Although we intend to consummate our initial business combination with Accelus, we will consider a business combination outside of the healthcare industry (which industries may be outside our management’s area of expertise) if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we may not adequately ascertain or assess all of the risks. An investment in our units may ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in a business combination candidate.
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
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes, including Accelus. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.26 per share, assuming CHP and Accelus make the Maximum Contribution, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
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
Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. At December 31, 2021, there were 158,388,997 and 12,500,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one
ratio but subject to adjustment as set forth herein.
We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond May 26, 2022 or (y) amend the foregoing provisions. The issuance of additional shares of common or preferred stock:

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
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.26 per share, assuming CHP and Accelus make the Maximum Contribution, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.26 per share, assuming CHP and Accelus make the Maximum Contribution, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
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
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

•	each of which may make it difficult for us to complete our initial business combination.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.
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
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 26, 2022 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following May 26, 2022 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures. Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 26, 2022 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
While we intend to hold an annual meeting of stockholders in connection with our initial business combination, we may not hold an annual meeting of stockholders until after the consummation of our initial business combination and you may not be entitled to any of the corporate protections provided by such a meeting.
We intend to hold an annual meeting of stockholders in connection with our initial business combination, but we may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Additionally, only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. In connection with the Extension, our sponsor and certain individual CHP investors entered an Investment Agreement, dated November 30, 2021, with Accelus pursuant to which our sponsor and such investors have committed to invest in certain convertible notes of Accelus and Accelus has agreed to use the proceeds of such convertible notes so issued to, among other things, fund the Monthly Contributions in connection with the Extension. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest.
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
Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as, after payment of the deferred underwriting commissions and after such redemptions, will be at least $5,000,001 (a) in the case of our initial business combination, either prior to or upon consummation of such initial business combination, after payment of the deferred underwriting commission or (b) in the case of an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by May 26, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, upon such amendment (in each case such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
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
Economic growth and financial conditions in most markets have been negatively impacted by the outbreak and spread of
COVID-19.
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
Our initial stockholders own approximately 28.7% of our outstanding common stock and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the market or in privately negotiated transactions, this would increase their control. Our sponsor has no current intention to purchase additional securities, other than as described in the final prospectus filed with the SEC in connection with the initial public offering. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will control the outcome, as only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
Although we believe that the net proceeds of the initial public offering and the sale of the private placement warrants represent sufficient equity capital to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.
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
Affiliates of our sponsor are engaged in an array of investment activities that may in the future create overlap with companies that may be a suitable business combination for us and companies that would make an attractive target for such other affiliates. The founder shares are identical to the shares of common stock included in the units sold in the initial public offering, except that: (1) the founder shares are subject to certain transfer restrictions, as described in more detail below; (2) our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial business combination; (b) waive their redemption rights with respect to their founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by May 26, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by May 26, 2022 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (3) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; (4) the founder shares are entitled to registration rights; and (5) holders of the founder shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. In addition, our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them. The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the May 26, 2022 deadline nears, which is the deadline for the completion of our initial business combination.
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
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business
combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement warrants into the trust account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. Additionally, only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination, and such rights may only be amended by a resolution passed by the holders of a majority of our Class B common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own approximately 28.7% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 26, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
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
As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. This resulted in a restatement of our (i) audited balance sheet as of November 26, 2019, as previously restated in our Annual Report on Form
10-K
Amendment No. 1 for the year ended December 31, 2020, originally filed with the SEC on July 1, 2021 (“Amendment No. 1”), (ii) audited financial statements as of December 31, 2019 and for the period from July 31, 2019 (inception) through December 31, 2019, as previously restated in Amendment No. 1; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2020, as previously restated in the Amendment No. 1, (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2020, as previously restated in the Amendment No. 1, (v) unaudited interim financial statements as of and for the three and nine months ended September 30, 2020, as previously restated in the Amendment No. 1, (vi) audited financial statements as of December 31, 2020, as previously restated in the Amendment No. 1; (vii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on August 9, 2021; and (viii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021.
To respond to this material weakness, we plan to increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting and reporting of complex financial instruments, see Part II, Item 9A: Controls and Procedures included in this Annual Report.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3
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
On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto.
Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.
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
Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of

Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 26, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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

Item 1.B.	Unresolved Staff Comments
None.

Item 2.	Properties
We currently maintain our executive offices at 25 Deforest Avenue, Suite 108, Summit, NJ 07907 and our telephone number is (212)
508-7090.
The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our sponsor for office space, utilities, administrative and support services until the earlier of the consummation of our initial business combination or our liquidation. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings
None.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
Market Information
Our units, Class A common stock and warrants are traded on Nasdaq under the symbols “CHPMU,” “CHPM” and “CHPMW,” respectively.
Holders
As of March 17, 2022, there was 1 holder of record of our units, 1 holder of record of shares of our Class A common stock, 4 holders of record of shares of our Class B common stock and 2 holders of record of our warrants.

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
A portion of the proceeds from the private placement warrants was added to the proceeds from the initial public offering held in the Trust Account. If the Company does not complete a business combination by May 26, 2022, the proceeds from the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement warrants will expire worthless.
There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus dated November 26, 2019.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Business Combination Agreement
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.
For the year ended December 31, 2021, we had a net income of $22,219,073, which consists of interest earned on investments held in the trust account of $68,694 and changes in fair value of warrant liability of $25,755,833, offset by operating costs of $3,605,454.
For the year ended December 31, 2020, we had a net loss of $24,470,087, which consists of interest earned on investments held in the trust account of $1,986,435, offset by changes in fair value of warrant liability of $25,430,000, operating costs of $651,434 and a provision for income taxes of $375,088.
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
For the year ended December 31, 2021, cash used in operating activities was $1,769,146. Net income of $22,219,073 was affected by interest earned on investments held in the trust account of $68,694, the non-cash
charge for the change in fair value of warrant liability of $25,755,833. Changes in operating assets and liabilities provided $1,836,308 of cash from operating activities.
For the year ended December 31, 2020, cash used in operating activities was $781,796. Net loss of $24,470,087 was affected by interest earned on investments held in the trust account of $1,986,435, change in fair value of warrant liabilities of $25,430,000 and changes in operating assets and liabilities, which provided $244,726 of cash from operating activities.

As of December 31, 2021, we had cash and investments held in trust of $188,391,090 comprised of money market funds, which are invested in U.S. Treasury Securities. Interest earned on the balance in the Trust Account may be used by us to pay taxes. During the year ended December 31, 2021 and 2020, the Company withdrew $728,515 and $84,434, respectively, of interest income from the Trust Account to pay its income and franchise taxes.
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
As of December 31, 2021, we had $98,614 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by May 26, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 26, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.
Off-balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.
Net Income (Loss) Per Common Share
We have two classes of stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the trust account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable
common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable
common stock outstanding for the period presented.
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

Item 7.A.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 8.	Consolidated Financial Statements and Supplementary Data
This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9.A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and

15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.
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
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B.	Other Information
None.

Item 9.C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Officers and Directors

Name	Age	Title
Joseph R. Swedish	70	Chairman
James T. Olsen	50	Chief Executive Officer and Director
Benson Jose	42	Chief Financial Officer
James A. Deal	72	Director
Ken Goulet	62	Director
Jack Krouskup	72	Director
Our directors and executive officers are as follows:
Joseph R. Swedish
has served as our Chairman since inception. Mr. Swedish is a
Co-Founder
and Partner at Concord and a member of Concord’s Investment Committee. He also served as a senior advisor to Anthem, Inc., a leading health benefits provider, where he previously served as executive Chairman from late 2017 to his retirement in May 2018. Before that, Mr. Swedish was Chief Executive Officer of Anthem from 2013 until late 2017 and Chairman of the company’s board from 2015 until 2018. Prior to joining Anthem, he was the division president of Hospital Corporation of America from 1993 to 1998, President and Chief Executive Officer of Centura Health from 1999 to 2004 and then served as President and Chief Executive Officer of Trinity Health from 2004 to 2013. Mr. Swedish serves on the board of directors for IBM Corporation, CDW, Mesoblast Limited (chairman), and Centrexion Therapeutics. He is a member and the former chairman of Duke University’s Fuqua School of Business Board of Visitors. Previously, Mr. Swedish served as board chairman of America’s Health Insurance Plans (AHIP), and chairman of the board, Catholic Health Association. He has also held board and advisory positions with American Hospital Association, Coventry Health Care, Inc., RehabCare Group, Inc., BankFIRST, Cross Country, Inc., National Quality Forum, American Hospital Association’s Institute for Diversity in Healthcare Management, and Loyola University Chicago. Mr. Swedish holds a bachelor’s degree from the University of North Carolina at Charlotte and an MHA from Duke University. We believe Mr. Swedish’s experience leading companies in the healthcare industry and public company board membership make him well qualified to serve as a member of our board of directors.
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
Ken Goulet
has served as a director since the initial public offering. Mr. Goulet is a senior-level health care executive with over 30 years’ experience in growing and leading large health plan organizations. From April 2004 until September 2015, Mr. Goulet worked at Anthem, Inc., most recently serving as the executive vice president, and president of the Anthem’s Commercial and Specialty Business division—one of the largest commercial health insurance business divisions in the United States. In that role, he was responsible for Anthem’s Individual and Exchange business, Local Blue business, National Accounts and Specialty Products. His responsibilities included strategy, marketing, product management, medical management, provider engagement and contracting and service operations. Prior to his appointment as executive vice president, Mr. Goulet served in various executive leadership roles at Anthem, including President and CEO of the Employer, Medicaid, Individual and Specialty Business Unit; President and CEO of the former Commercial Business Unit and President and CEO of National Accounts. Before joining Anthem, Mr. Goulet spent 23 years at Cigna Corporation where he held a number of management, sales and operations positions. Mr. Goulet currently serves on the board of directors of several privately held companies within the healthcare industry including Behavioral Health Group, EmpiRx, IPG, OODA Health, Quartet Health and Sharecare. Mr. Goulet currently serves on the board of directors of several public and privately held companies within the healthcare industry including Sharecare (Nasdaq: SHCR ) Behavioral Health Group, Quartet Health and Rialtic. He also sits on the advisory boards of Brave Health, Carecentrix, Centauri and NationsHearing. From December 2015 until

August 2018, Mr. Goulet served on the Board of Cotiviti (NYSE: COTV), prior to its acquisition by Veritas Capital. From April 2016 until March 2017, Mr. Goulet served on the board of Surgical Care Affiliates (Nasdaq: SCAI), prior to its acquisition by UnitedHealth’s Optum. Mr. Goulet received a bachelor’s degree in Economics at Trinity College in Hartford, Connecticut. We believe that Mr. Goulet’s significant professional experience in varied roles within the healthcare industry qualify him to serve on our board of directors.
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
None of our officers or directors have received any cash compensation for services rendered to us. Through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates.
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
The following table sets forth information regarding the beneficial ownership of our common stock as of the date of March 17, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and director nominees; and

•	all our executive officers, directors and director nominees as a group.

In the table below, percentage ownership is based on 18,611,003 shares of our Class A common stock, and 7,500,000 shares of our Class B common stock outstanding as of March 17, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as those warrants are not exercisable within 60 days of March 17, 2022.

	Class A Common Stock		Class B Common Stock(2)
Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
CHP Acquisition Holdings LLC (our sponsor)(1)(3)	—	—	7,425,000	99.0%	28.4%
Joseph Swedish(1)(3)	—	—	7,425,000	99.0%	28.4%
James Olsen(1)(3)	—	—	7,425,000	99.0%	28.4%
Benson Jose(1)	—	—	—	—	—
James A. Deal(1)	—	—	25,000	*	*
Ken Goulet(1)	—	—	25,000	*	*
Jack Krouskup(1)	—	—	25,000	*	*
Glazer Capital, LLC(4)	2,367,891	12.7%	—	—	9.1%
Highbridge Capital Management, LLC (5)	1,101,812	5.9%	—	—	4.2%
HGC Investment Management Inc.(6)	1,967,230	10.6%	—	—	7.5%
Aristeia Capital, L.L.C.(7)	1,538,182	8.3%	—	—	5.9%
Magnetar Financial LLC(8)	2,342,184	12.6%	—	—	9.0%
All directors, director nominees and executive officers as a group (6 individuals)	—	—	7,500,000	100.0%	28.7%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 25 Deforest Avenue, Suite 108, Summit NJ 07901.
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

(4)
Based on a Schedule 13G filed by Glazer Capital, LLC and Paul J. Glazer with the SEC on January 10, 2022. Each of Glazer Capital, LLC and Paul J. Glazer has shared voting and dispositive power over the shares. The principal business address of each of Glazer Capital, LLC and Paul J. Glazer is 250 West 55th Street, New York, New York 10019.

(5)
Based on a Schedule 13G/A filed by Highbridge Capital Management, LLC with the SEC on January 27, 2022. Highbridge Capital Management, LLC has shared voting and dispositive power over the shares. The principal business address of Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(6)
Based on a Schedule 13G filed by HGC Investment Management Inc. with the SEC on February 14, 2020. HGC Investment Management Inc. exercises sole voting and sole dispositive power over 1,967,230 shares. The principal business address of the beneficial owner is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(7)
Based on a Schedule 13G filed by Aristeia Capital, L.L.C. with the SEC on February 16, 2021. Aristeia Capital, L.L.C. exercised sole voting and sole dispositive power over 1,538,182 shares. The principal business address of the beneficial owner is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(8)
Based on a Schedule 13G/A filed by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz with the SEC on January 28, 2022. Each of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz has shared voting and shared dispositive power over the shares, consisting of (i) 696,898 Shares held for the account of Magnetar Constellation Fund II, Ltd; (ii) 741,454 Shares held for the account of Magnetar Constellation Master Fund, Ltd; (iii) 54,102 Shares held for the account of Magnetar Systematic Multi-Strategy Master Fund, Ltd; (iv) 307,714 Shares held for the account of Magnetar Xing He Master Fund, Ltd; (v) 153,194 Shares held for the account of Magnetar SC Fund, Ltd; and (vi) 388,822 Shares held for the account of Magnetar Structured Credit Fund, LP. The principal business address of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

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
We have entered into an Administrative Services Agreement pursuant to which we pay an affiliate of our sponsor a total of $10,000 per month, until May 26, 2022, for office space, utilities, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until May 26, 2022, an affiliate of our sponsor will be paid a total of $300,000 ($10,000 per month) for office space, utilities, administrative and support services and will be entitled to be reimbursed for any out-of-pocket
expenses.
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
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or any of their affiliates:

•	Repayment of an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to an affiliate of our sponsor of a total of $10,000 per month, until May 26, 2022, for office space, utilities, administrative and support services;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

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
Relationship between Concord and the American Hospital Association
Our sponsor is an affiliate of Concord, a healthcare investment firm with a strategic model that optimizes the alignment of interests between investors and portfolio companies. Concord is primarily focused on investing in healthcare companies that have the potential to enhance the value of care through products, services, technologies and solutions that lower costs, improve quality of care delivery and service and/or expand access to care.
To date, Concord has invested in early stage, private healthcare companies within the firm’s AHA Innovation Development Fund. The AHA Innovation Development Fund was formed in association with the American Hospital Association, the national organization that represents nearly 5,000 hospitals, health care systems, networks, and other providers of care, to provide an investment vehicle through which AHA member hospitals can make strategic investments in early-stage healthcare companies—in a manner consistent with the AHA’s mission, vision, and values. Concord targets companies such as Accelus that can scale efficiently through commercial and strategic relationships with AHA members. By leveraging its investor base and its relationship with the AHA, Concord aims to create incremental value by accelerating business development and shortening sales cycles to drive growth at portfolio companies.
CHP has discussed the Business Combination with the AHA, and the AHA has indicated its support for the transaction by investing $1,000,000 in the Sponsor in return for a pro rata interest in the Sponsor’s founder shares. Additionally, the AHA has supported the Business Combination by investing $4,000,000 in the Accelus Series D capital raise in consideration for shares of Accelus Series D preferred stock. The AHA expects to leverage its marketing capabilities, thought leadership and network of relationships to fast-track Accelus’ growth and accelerate its market adoption. The aforementioned AHA hospitals, health care systems, networks, and other providers of care such as Ambulatory Surgery Centers represent Accelus’ target customers. Accelus has agreed to use a portion of such proceeds to fund the Monthly Contributions.

Item 14.	Principal Accountant Fees and Services
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. For the year ended December 31, 2021 and 2020, fees for our independent registered public accounting firm were approximately $83,985 and $49,440, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms
10-Q
for the respective periods and the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form
10-K.
Audit-Related Fees.
For the year ended December 31, 2021 and 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. For each of the years ending December 31, 2021 and 2020, fees for our independent registered public accounting firm were approximately $4,635 for tax compliance, tax advice and tax planning.
All Other Fees
. For the year ended December 31, 2021 and 2020, fees billed for products and services provided by our independent registered public accounting firm other than those set forth above were approximately $70,000 and $0, respectively.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
The exhibits listed below are filed as part of this Form
10-K
other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

Exhibit Number	Description of Exhibit

2.1	Business Combination Agreement, dated as of November 14, 2021, by and among the Company, Accelerate Merger Sub, Inc., and Integrity Implants Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 18, 2021 (File No. 001-39140))

2.2	Amendment No. 1 to Business Combination Agreement, dated as of November 30, 2021, by and among the Company, Accelerate Merger Sub, Inc., and Integrity Implants Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2021 (File No. 001-39140))

2.3	Amendment No. 2 to Business Combination Agreement, dated as of December 23, 2021, by and among CHP Merger Corp., Accelerate Merger Sub, Inc., and Integrity Implants Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2021 (File No. 001-39140))

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of CHP Merger Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-391140), filed with the SEC on November 24, 2021)

3.3	Bylaws of CHP Merger Corp. (incorporated by reference to Exhibit 3.3 of the Company’s Form S-1 (File No. 333-234413), filed with the SEC on October 31, 2019)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Amendment to the Company’s Form S-1, filed on November 13, 2019, (File No. 333-234413))

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Amendment to the Company’s Form S-1, filed on November 13, 2019, (File No. 333-234413))

Exhibit Number	Description of Exhibit

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 to the Amendment to the Company’s Form S-1, filed on November 13, 2019, (File No. 333-234413))

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed on March 23, 2020 (File No. 001-39140))

10.1	Private Placement Warrants Purchase Agreement between the Company and CHP Acquisition Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

10.3	Registration Rights Agreement between the Company and CHP Acquisition Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

10.4	Letter Agreement between the Company and CHP Acquisition Holdings LLC, each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

10.5	Administrative Services Agreement between the Company and Concord Health Partners LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

10.6+	Form of Indemnity Agreement, dated November 21, 2019, between the Company and each of the officers and directors of the Company(incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 27, 2019 (File No. 001-39140))

10.7	Amended and Restated Sponsor Letter Agreement, dated as of November 30, 2021, by and among CHP Acquisition Holdings, LLC, CHP Merger Corp. and Integrity Implants Inc. (incorporated by reference to Exhibit 10.1 of CHP’s Form 8-K (File No. 001-39140), filed with the SEC on December 6, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

Exhibit Number	Description of Exhibit

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and document contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
+	Indicates a management contract or compensatory plan.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2022.

By:	/s/ James T. Olsen
Name: James T. Olsen
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James T. Olsen	Chief Executive Officer	March 17, 2022
James T. Olsen

/s/ Benson Jose	Chief Financial Officer	March 17, 2022
Benson Jose

/s/ Joseph R. Swedish	Chairman of the Board	March 17, 2022
Joseph R. Swedish

/s/ James Deal	Director	March 17, 2022
James Deal

/s/ Ken Goulet	Director	March 17, 2022
Ken Goulet

/s/ Jack Krouskup	Director	March 17, 2022
Jack Krouskup

CHP MERGER CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
CHP Merger Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of CHP Merger Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on May 26, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
March 17, 2022
PCAOB ID Number 100

CHP MERGER CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$98,614	$604,245
Prepaid expenses and other current assets	302,584	—

Total current assets	401,198	604,245

Investments held in Trust Account	188,391,090	302,329,495

TOTAL ASSETS	$188,792,288	$302,933,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accrued expenses	$2,474,070	$250,090
Income taxes payable	—	85,088
Advance from related party	1,779,155	—

Total current liabilities	4,253,225	335,178
Warrant liability	10,944,167	36,700,000
Deferred underwriting fee payable	10,500,000	10,500,000

TOTAL LIABILITIES	25,697,392	47,535,178

Commitments and Contingencies
Class A common stock subject to possible redemption, 18,611,003 and 30,000,000 shares as of December 31, 2021 and 2020 (at approximately $10.07 and $10.00 per share, respectively)	187,354,185	300,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020 (excluding 18,611,003 and 30,000,000 common stock subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding as of December 31, 2021 and 2020	750	750
Additional paid-in capital	—	—
Accumulated deficit	(24,260,039)	(44,602,188)

Total stockholders’ deficit	(24,259,289)	(44,601,438)

Total Liabilities and Stockholders’ Deficit	$188,792,288	$302,933,740

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	Year Ended December 31, 2020
General and administrative expenses	$3,605,454	$651,434

Loss from operations	(3,605,454)	(651,434)
Other income (loss):
Change in fair value of warrant liability	25,755,833	(25,430,000)
Interest earned on investments held in Trust Account	68,694	1,986,435

Total other income (loss), net	25,824,527	(23,443,565)

Income (loss) before provision for income taxes	22,219,073	(24,094,999)
Provision for income taxes	—	(375,088)

Net income (loss)	$22,219,073	$(24,470,087)

Weighted average shares outstanding of Class A common stock	28,845,499	30,000,000

Basic and diluted net income (loss) per share, Class A	$0.61	$(0.65)

Weighted average shares outstanding of Class B common stock	7,500,000	7,500,000

Basic and diluted net income (loss) per share, Class B	$0.61	$(0.65)

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2020	—	$—	7,500,000	$750	$—	$(20,132,101)	$(20,131,351)
Net loss	—	—	—	—	—	(24,470,087)	(24,470,087)

Balance – December 31, 2020	—	$—	7,500,000	$750	$—	$(44,602,188)	$(44,601,438)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(1,876,924)	(1,876,924)
Net income	—	—	—	—	—	22,219,073	22,219,073

Balance – December 31, 2021	—	$—	7,500,000	$750	$—	$(24,260,039)	$(24,259,289)

The accompanying notes are an integral part of the financial statements.

CHP MERGER CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$22,219,073	$(24,470,087)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(25,755,833)	25,430,000
Interest earned on investments held in Trust Account	(68,694)	(1,986,435)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(302,584)	103,344
Accrued expenses	2,223,980	128,337
Income taxes payable	(85,088)	13,045

Net cash used in operating activities	(1,769,146)	(781,796)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,244,155)	—
Cash Withdrawn from Trust for redemptions	114,522,739	—
Cash withdrawn from Trust Account for franchise and income taxes	728,515	84,434

Net cash provided by investing activities	114,007,099	84,434

Cash Flows from Financing Activities:
Advances from related party	1,779,155	—
Redemption of Common Stock	(114,522,739)	—

Net cash used in financing activities	(112,743,584)	—

Net Change in Cash	(505,631)	(697,362)
Cash – Beginning of period	604,245	1,301,607

Cash – End of period	$98,614	$604,245

Non-cash investing and financing activities:
Accretion of Class A common stock to redemption	$1,876,924	$—

The accompanying notes are an integral part of the financial statements
.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
CHP Merger Corp. (the “Company”) was incorporated in Delaware on July 31, 2019. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company has one subsidiary, Accelerate Merger Sub, INC, a direct, wholly owned subsidiary of the Company incorporated in Delaware on November 12, 2021 (“Merger Sub”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“initial public offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the initial public offering.
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
The Company had until November 26, 2021 or such later date as a result of a stockholder vote to amend the Amendment and Restarted Certificate of Incorporation, to complete a Business Combination (the “Combination Period”). On November 24, 2021, the Company held a stockholder meeting to extend the date by which the

Company has to consummate a business combination from November 26, 2021 to May 26, 2022. As part of the meeting, stockholders redeemed 11,388,997 shares of Class A common stock for an aggregate cash balance of $114,522,739. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by May 26, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 26,
2022
. Management plans to continue to draw down on its working capital loan, available for up to $1,500,000 and repayable only if there is a Business Combination. The Company intends to complete a Business Combination before the mandatory liquidation date.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Investments Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
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
Class A common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 18,611,003 and
 30,000,000
shares of Class A common stock subject to possible redemption at December 31, 2021 and 2020, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
capital and accumulated deficit.
At December 31, 2021, the Class A common stocks reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less:
Proceeds allocated to Public Warrants	$(10,950,000)
Class A ordinary shares issuance at cost	$(16,437,493)
Public Shares Redeemed	$(114,522,739)
Plus:
Accretion of carrying value to redemption value	$29,264,417

Class A common stocks subject to possible redemption	$187,354,185

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, all deferred tax assets were offset by a full valuation allowance.
The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. During the year ended December 31, 2021 and 2020, the Company recorded $0 and $375,088 income tax expense, respectively. The Company’s effective tax rate for year ended December 31, 2021 and 2020 were approximately 0% and
(
1.6
)
%, which differs from the expected income tax rate due to the start-up
costs and the change in fair value of warrant liabilities which are not currently deductible and the change in valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 23,000,000 Class A common stocks in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Year Ended December 31, 2021		Year Ended December 31, 2020
	2021	2021	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$17,634,102	$4,584,971	$(19,576,070)	(4,894,017)
Denominator:
Basic and diluted weighted average shares outstanding	28,845,499	7,500,000	30,000,000	7,500,000

Basic and diluted net income (loss) per common stock	$0.61	$0.61	$(0.65)	(0.65)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $
250,000
. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liability (see Note 8).
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
NOTE 4
.
PRIVATE PLACEMENT
Simultaneously with the closing of the initial public offering, our Sponsor purchased an aggregate of 8,000,000 Private placement warrants at a purchase price of $1.00 per Private placement warrant for an aggregate purchase price of $8,000,000. Each Private placement warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note
8
). A portion of the proceeds from the Private placement warrants was added to the proceeds from the initial public offering held in the trust account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private placement warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private placement warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
In August 2019, our Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In October 2019, our Sponsor transferred 25,000 Founder Shares to each of the Company’s directors, for a total of 75,000 Founder Shares transferred. On November 21, 2019, the Company effected a stock dividend of 718,750 shares with respect to its Class B common stock, resulting in our Sponsor holding an aggregate of 7,906,250 Founder Shares. All share and per-share
amounts have been retroactively restated to reflect the stock dividend. The Founder Shares will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holders, on a one
-for-one
basis, subject to certain adjustments, as described in Note 7.
The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture by our Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the initial public offering (assuming our Sponsor did not purchase any public shares in the initial public offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 406,250 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture. As a result, at December 31, 2021 and 2020, there are 7,500,000 Founder Shares outstanding.
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
Administrative Support Agreement
The Company entered into an agreement whereby, commencing on November 21, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For each of the years ending December 31, 2021 and 2020, the Company incurred
$120,000
in fees for

these services, of which $120,000 and $20,000 of fees are included in accrued expenses in the accompanying balance sheets at December 31, 2021 and 2020, respectively.
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
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of our Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private placement warrants. As of December 31, 2021 and 2020, no Working Capital Loans were outstanding.
Advance from Related Party
On December 30,

2021, the Sponsor advanced the
C
ompany $535,000 to cover liquidity needs. On

March 15, 2022
, this advance was subsequently converted into a convertible promissory note, repayable only on the consummation of a Business Combination.
On November 22, 2021, the Company and Integrity Implants Inc. (“Accelus”) agreed that if an extension of the liquidation is granted, they will deposit in the Trust Account an aggregate of $0.0333 per month of Class A common stock that is not redeemed. The Company’s liquidation deadline was extended by 6 months to May 26, 2022. In keeping with the agreement, at December 31, 2022, Accelus deposited an aggregate of $1,244,155 into the Company’s Trust Account.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and the ongoing conflict in Ukraine and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Business Combination Agreement
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and, 2020, 18,611,003 and 30,000,000 shares of Class A common stock issued and outstanding were subject to possible redemption which are presented as temporary equity, respectively.
Class
 B Common Stock
—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2021 and, 2020, there were 7,500,000 shares of common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITY
As of December 31, 2021 and 2020, there were 15,000,000 public warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the initial public offering and (b) 30 days after the completion of a Business Combination.
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
Redemption of warrants for cash
.
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
Redemption of warrants for Class
 A common stock
. Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants:

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
As of December 31, 2021 and 2020, there were 8,000,000 Private placement warrants outstanding. The Private placement warrants are identical to the Public Warrants underlying the Units sold in the initial public offering, except that the Private placement warrants and the shares of common stock issuable upon the exercise of the Private placement warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private placement warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under
Redemption of warrants for Class
 A common stock
). If the Private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. INCOME TAX
The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$27,626	$—
Organizational costs/Startup expenses	494,209	94,738
Business combination expenses	315,622	—

Total deferred tax asset	837,457	94,738
Valuation allowance	(837,457)	(94,738)

Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	As of December 31,
	2021	2020
Federal
Current	$—	$375,088
Deferred	(742,719)	(94,738)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	742,719	94,738

Income tax provision	$—	$375,088

As of December 31, 2021 and 2020, the Company had $131,556 and $0 of any U.S. federal and state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and 2020, the change in the valuation allowance was $742,719 and $94,738, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(24.3)%	(22.2)%
Change in valuation allowance	3.3%	(0.4)%

Income tax provision	0.0%	(1.6)%

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
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At December 31, 2021, assets held in the trust account were comprised of $188,391,090 in money market funds, which are invested in U.S. Treasury Securities. During the year ended December 31, 2021 and 2020, the Company withdraw $728,515 and $84,434, respectively, of interest income from the Trust Account to pay its franchise taxes.
At December 31, 2020, assets held in the trust account were comprised of $1,000,838 in money market funds, which are invested in U.S. Treasury Securities, and $301,328,657 in U.S. Treasury Bills.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains (loss) and fair value of held-to-maturity
securities at December 31, 2021 and 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gains	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 01/07/2021) (1)	1	$301,328,657	$(2,966)	$301,325,691

(1)	The Company notes that the U.S. Treasury Securities were reinvested with the funds from the previously matured securities
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Liquid Treasury Money Market Fund	1	$188,391,090	$—
Liabilities:
Warrant Liability – Public Warrants	1	$7,137,500	$19,500,000
Warrant Liability – Private Placement Warrants	3	$3,806,667	$17,200,000
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Company’s balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
The Public Warrants were initially valued using a binomial lattice model, incorporating the
Cox-Ross-Rubenstein
methodology, which is considered to be a Level 3 fair value measurement. As of December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
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
The following table presents the quantitative information regarding Level 3 fair value measurements of the warrant liability:

	December 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$10.12	$10.26
Volatility	10.1%	26.6%
Term	5.00	5.00
Risk-free rate	1.10%	0.42%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2019	$3,920,000	$7,350,000	$11,270,000
Transfer to Level 1	—	(7,350,000)	(7,350,000)
Change in fair value	13,280,000	—	13,280,000
Fair value as of December 31, 2020	$17,200,000	$—	$17,200,000

Change in fair value	(13,393,333)	—	(13,393,333)

Fair value as of December 3 1 , 202 0	$3,806,667	$—	$3,806,667

Transfers
to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2020 was $7,350,000.
There were no transfers in fair value measurements during the year ended December 31, 2021.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On February 10, 2022 and March 4, 2022, the Sponsor advanced a further $200,000 and $125,000, respectively, to the Company for working capital needs.
On
March 15, 2022
, the Sponsor converted the advances to an unsecured promissory note. The Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $1,500,000. The Promissory Note is non-interest
bearing and payable on the consummation of the Initial Public Offering.